Form 10-K
period 2009-04-30
UNIVERSAL INFOTAINMENT SYSTEMS CORP
filed 2009-07-24
CIK 1444914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended April 30, 2009
                                       --------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____________ to _____________

                   Universal Infotainment Systems Corporation
                   ------------------------------------------
                 (Name of small business issuer in our charter)

     Nevada                            3670                      80 018 7018
 (State or other               (Primary Standard                   IRS I.D.
 jurisdiction of             Industrial Classification
  incorporation                    Code Number)
 or organization)


East West Corporate Center
1771 Diehl Road, Suite 330                                     60563
Naperville, Illinois 60563

Registrant's telephone number:  630-390-7674


SEC File No. 333-154227

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


                                -----------------

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer |_|             Accelerated filer |_|

     Non-accelerated filer |_|               Smaller reporting company |X|
     (Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

       The number of outstanding shares of the Registrant's Common Stock, $0.0001 par value, was 29,114,246 shares as of July 20, 2009.


                                TABLE OF CONTENTS

PART I.........................................................................4
Item 1.  Description of Business...............................................4
Item 2.  Description of Property..............................................13
Item 3.  Legal Proceedings....................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................13
PART II.......................................................................13
Item 5.  Market for Common Equity and Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities................................13
Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........18
Item 8.  Financial Statements and Supplementary Data..........................19
Item 9A. Controls and Procedures............................................F-18
Item 9B. Other Information..................................................F-18
PART III....................................................................F-18
Item 10. Directors, Executive Officers and Corporate Governance.............F-18
Item 11. Executive Compensation.............................................F-20
Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.................................................F-24
Item 13. Certain Relationships and Related Transactions, and Director
Independence................................................................F-25
Item 14. Principal Accountant Fees and Services.............................F-25
Item 15. Exhibits...........................................................F-26

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

         This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Universal Infotainment Systems Corporation (hereinafter referred to as "we," "us," "our," "our Company" or "Universal") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

         Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

         The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

Organization
------------

Universal Infotainment Systems Corporation was incorporated in Nevada on April 14, 2008. On April 14, 2008, we acquired our three product lines described below and the plans and specifications for making these products, from Universal Global Corporation, an entity wholly-owned by Emanuel G. Pavlopoulos, our Chairman. Under the assignment agreement, Universal Global Corporation assigned all rights, title and interest in the UNS system to us for its further development and commercialization. The assets were transferred in connection with our agreement to allow Mr. Pavlopoulos to acquire 25,000,000 shares of our common stock at $.0001 per share for a cash consideration of $2,500 upon formation. There was no separate consideration required to be paid by us in exchange for the UNS system. Universal Global Corporation was dissolved on November 20, 2008.

Universal Global was involved in the development of the technology used in our systems.

Business
--------

We are a development stage company. We have generated no revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern.

In April, 2009 we changed the name of our product line from UNS to UIS. The product lines are now:

      1)   UIS Personal Infotainment and Navigation System
      2)   UIS Fleet Management and Tracking Application (UIS FMTS)
      3)   UIS Tracking and Surveillance (UIS TS)

We will need only approximately $200,000 to $250,000 in order to remain in business during the next 12 months with minimal operations, primarily used for salaries and expenses and anticipated expenses of being a public company. We need approximately $6,395,385 during the next 12 months to implement our business plan to sell what we call UIS Infotainment Systems for use in passenger, commercial and government agency vehicles. These systems combine our proprietary GPS Navigation and Display Engine, combining aerial and satellite imagery/photographs rather than traditional grid map displays, with communications capabilities for 3G Communications Audio/Video, Internet Browsing, E-mail, Fax, Text messaging and similar functions available today on many cellular telephones. We call this combination of services "Infotainment."

We will offer three lines of products:

     |_| UIS Personal Infotainment and Navigation System.
              o This system contains our basic system features for personal use.

     |_| UIS Fleet Management and Tracking Application which we market under the name "UIS FMTS."
              o This system combines the features found in our personal infotainment system with additional software and hardware allowing real time tracking and video from the commercial vehicle and scheduling data such as whether the vehicle is on schedule.

     |_| Stealth and covert monitoring systems - UIS TS
              o Two-way communications capabilities linked to a Monitoring and Support Center with trained staff on duty 24 hours a day, seven days a week.
              o This system is available only to law enforcement, homeland security and similar agencies that have the legal right to bug and track vehicles suspected of being involved in criminal activity. In other respects, it is similar to the FMTS system.

Other Features
--------------

We will offer 911 emergency notification services similar to that offered by General Motor's OnStar(R) system at no charge. We will also offer Video calling but only between persons both using our system.

Our System is wired into to a vehicle's basic functions such as Drive Gear, Reverse Gear, Brake and Speed sensing areas. For safety purposes, the vehicle must be stopped for system to system Video call, connect to the internet, and watching movies from the driver panel screen.

Technology in Our Systems
-------------------------

The technology used in our three lines of products which we acquired from Universal Global Corporation upon formation uses Satellite and or Aerial photography imagery maps that are much more intuitive and informative than existing color map displays. Also, unlike current systems, our maps are updated in a central data base and downloaded to the hard drive of our systems, eliminating the need for using CD's to input mapping data.

Our system is equipped with what is known as 3G technology. Although just coming into service in the U.S., 3G offers higher speed and greater data transmission wireless communications capabilities than those currently in use today on cellular products. This technology will work anywhere in the world, unlike most current technologies which require the user to switch hardware for use in different countries. Our system will, however, operate on lower technology, non 3G existing wireless communications networks that are used in cellular phone communication in the U.S. and elsewhere.

Our products have proprietary software/hardware that provide the positioning, navigation, video and map display and control the communications functions. We use a unique approach to displaying the map and determining the vehicle location such that the vehicle is always centered in the screen within centimeters of its position as shown relative to the image details, effectively providing lane level accuracies. Because of the unique approach for managing the map and navigation data, the user does not have to worry about loading and/or changing CD/DVD.

Our proprietary navigational engine UNS Navi runs the product in whole to be able to show real time travel - no blipping or jerking- and allows the UIS display on the screen to zoom-out and in, without the refreshing and breaking-up on the image display as Google or others do. It also allows the navigational function to continue to run while the user is using the communications functions.

Pricing
-------

We anticipate that our Consumer UIS Infotainment system will be approximately $1,700.

Additional Costs Borne by the Customer
--------------------------------------

Our system contains technology that enables our customers to use existing wireless networks for data and voice transmission. However, the customer will have to pay airtime and similar costs themselves, much as they do with existing cellular phones. To make this work in our system, the customer will need to provide the installation facility with a SIM card from their choice of provider. The installer will install this SIM card in the 3G UMTS/CDMA/WCDMA/GPRS/GSM PCMCI CARD provided with the system at no extra cost and the customer will have access the communication capabilities of 3G technology, where available.

     |_| Universal Mobile Telecommunications System (UMTS) is the network technology used for 3G cell phone communication.

     |_| Code Division Multiple Access (CDMA) is a transmission channel utilized by various radio communication technologies. It allows several transmitters to send information simultaneously over a single communication channel.

     |_| Wideband Code Division Multiple Access (W-CDMA) is a detailed protocol that defines how a mobile phone communicates with the tower, how signals are modulated, how datagrams are structured, and system interfaces are specified allowing technology to be designed on the same standards.

     |_| General Packet Radio Service (GPRS) is new non-voice mobile phone technology that allows information to be sent and received across a mobile telephone network more quickly, immediately due to the way in which data is transmitted.

     |_| PCMCIA CARD are cards that fit into slots in computers and are commonly used as memory expansion, modem, or other uses. A card such as this contains our 3G/GSM/GPRS/Telephony functionalities and bandwidths.

     |_| Global System for Mobile Communications (GSM) is considered an advanced digital cellular technology, currently primarily used in Europe and Asia. GSM are used for global roaming and many new GSM phones are called global phones because they can be used in virtually any country.

The customer must buy separately the display screen used in the vehicle, at a cost estimated to be between $250 to $1,000 depending upon size and quality of the screen.

Via our proprietary SOS Software included in the UIS unit that the consumer purchases, the consumer will have access to the 911 emergency services via Audio/Video. The customer will, however, pay separately for non emergency information requests.

We intend to update our maps 2 to 3 times each year. These updates are loaded directly into the hard drive of our product using wireless communications. For the first two years, we will provide these services for free. Thereafter, we will charge a nominal subscription fee per year which will provide the consumer with extended software/hardware warranty and free Up-dates including the UIS live help/support center via the in vehicle screen. SOS Software and implementation will always be free of charge to any UIS user.

Product Development Status
--------------------------

There have been approximately 100 prototype UIS systems manufactured. They are operating in the United Arab Emirates. These prototypes were manufactured in Taiwan under the direction of Universal Global Corporation, the affiliate that assigned all rights, title and interest in the UIS system to us upon formation for further development and commercialization. None of these products were sold and we have not generated any revenues from these prototypes.

UNS Labs USA, a research and development division of UISC, has begun testing the presently available Wi-Fi and 3G Networks for implementation in the UISC product line. These Networks will be utilized for the Video/Telecommunications and 24x7 customer Support Centers Technologies of the UISC products; UIS Infotainment, UIS FMTS and UIS TS.

UNS Labs Taiwan ROC (TW/ROC) has begun creating the technological infrastructure for the production of the UIS and UIS FMTS systems. UNS Labs TW/ROC will also focus on testing of hardware units from three separate manufacturers of which two will be chosen to provide UISC with the necessary hardware for the UISC UIS product line. UNS Labs TW/ROC is an independent company and is not owned by UISC.

In order to be able to sell our products in the United States, we need to:

     |_| Complete the photo maps, including graphic clean up for such things as eliminating pictures of other vehicles on the roadway.
              o We are in the process of securing a written understanding with Navteq and Tele Atlas to supply the North America navigable data required and imagery if need be.
              o   We have only completed mapping of one local area in Michigan
              o We intend to commence the production of specific regional US areas such as the East Coast and the West Coast, while IL, MO, AR, MIN, TX, WI, OH and other Midwestern states should be finished by the end of 2009 with the rest of United States to follow.

     |_| Manufacture the Product
              o We have established relationships with manufacturers in Taiwan to manufacture our products. All products will be manufactured on a purchase order basis.

We have entered into discussions with ASUSTek Computer Inc., Cypress Technology Co., Ltd., Giga-byte Technology Co., Ltd., and Zettabyte Computers Co., Ltd. in Taiwan; however, we have no formal agreements with these or any other manufacturers.

     |_| Establish a Retail Sales and Installation Network
              o We have held preliminary discussions with retailer/installers but have no contracts in place for this service.

     |_| Support Centers

              o Our initial support center in Illinois is operational. We anticipate opening up to six additional support centers that we will develop as we roll the product out and have map capabilities in the geographic areas where the centers will be located. First there is the Naperville, IL center for the central region of the U.S. As we proceed to the date of releasing the system to the US regions, more support centers will be created in each of the corresponding regions. Atlanta in the South/East, Texas in the South/West, San Diego in the West Coast/Pacific, Montana and/or N Dakota for the Mountain Region, and Pennsylvania or Delaware for the East Coast.

We estimate the costs to finish these steps to be $350,000. Our timing estimates are based upon raising sufficient capital and it taking approximately 6 to 9 months thereafter.

International Product Sales
---------------------------

We contemplate also rolling out our products in United Arab Emirates, or UAE, at the same time as in the U.S.

In the UAE, we are more advanced in the sales cycle in that:

     |_| Photo maps have been completed, including graphic clean up for such things as eliminating pictures of other vehicles on the roadway.
              o We are in the process of securing written agreements with Space Imaging Middle East (SIME) and Navteq to supply these maps on an on-going basis. We have no formal agreements at this time.

     |_| We are in the process of securing the necessary Sales and Installation agreements in the United Arab Emirates. We have no formal agreements at this time.

The remainder of the sales cycle process is the same as in the U.S.

On April 20, 2009, we entered into an agreement with LOW RIDER ESTABLISHMENT, existing under the United Arab Emirates Law, Abu Dubai ("Low Rider") pursuant to which Low Rider acquired what is called a Franchise and Distribution, but in fact is only a distribution agreement, of the "Aftermarket" version of the UNS Navigation Multimedia System.

Both parties agreed that the "Goal" is at a minimum of 660 UNS Navi Systems "installed" per month, at the "After market" level. For this reason we agreed to provide Assistance support and Marketing support to Low Rider.

Should the sale of 8,000 in number of Systems for the First Year be achieved by Low Rider, we will return the AED 70,000 (USD $19,022) Deposit to Low Rider which we expect to receive in the coming months. Further, a 24 hour & 7 days per week "Support Center" will be provided by us, for the benefit of live support to Low Rider and that of Low Rider Clients.

For the purpose of clarifying Initial Marketing, Promotional and Advertising Plan, both Parties hereto agreed that we in conjunction and co-operation with Low Rider, plan a "Launch" of the "System" to the UAE "After Market", no later than November 1st 2009 in Abu Dhabi UAE first, and subsequently to the remaining Emirates to follow.

Both Parties agree that what is called a Franchise Royalty Fee but is really a payment on the distributor agreement of 5% on Gross Sales per Year of Low Rider, will be "waived" for the first year, (Calendar 12 Months from date of launching the Product) and it will come into effect on, the beginning of the Second Year and starting with the end of the first calendar quarter of the Second Year.

The Agreement between the Parties is for a 5 Year period, with Automatic Renewal to be exercised at 5 year intervals each thereafter, commencing with the date of signing of the Agreement.

Commercial Vehicle called Fleet Management Tracking and Surveillance - FMTS
---------------------------------------------------------------------------

This product contains functions similar to our consumer product; however this application is specifically designed for Fleet Management and Tracking, which in itself functions in a different environment, allowing the Fleet companies to monitor amongst many other requirements they any have on a individual need basis:

     |_| Speed
     |_| Oil Pressure
     |_| Fuel available-fuel consumption
     |_| Seat pressure
     |_| position and "on" Seatbelt confirmation
     |_| Door opening for Driver and or passenger
     |_| Tire pressure
     |_| air Brakes Systems functionality
     |_| Water temperature,
     |_| Erratic driving (because they monitor real time and when the set parameters for this are violated, then an alarm is shown on the dispatchers screen to activate visual to that vehicle. The same happens when any vehicle veers-off the scheduled route.)

Two way communications with the driver of the vehicle are included in this package allowing Audio/Visual with the cabin, while 2 extra other cameras will allow the monitoring station -dispatcher- to see in front of the vehicle and in the rear trailer/compartment/bay of the vehicle and engine "shut-off" option.


The specially designed Trapezia multi screen Unit with the whole monitoring application is provided for the customer in this package. In addition to the above, we will work with the client to simply add on to the application any additional requirements they may have.

Pricing
-------

We anticipate that price of our base FMTS system will be approximately $10,000 for in-house software and hardware at the customers monitoring center. The equipment in each vehicle can range from $2,000 to $3,500 depending upon the customer's requirements.

Additional Costs Borne by the Customer
--------------------------------------

For FMTS, we will charge $2,000 per year or more depending upon the customer's requirements for back up and after warranty services.

We will provide monitoring services under the terms of service contracts which provide monthly recurring revenue to us. Typically, these contracts will have an initial period of one to five years. The amount of revenues derived from monitoring services is based on customer options for monitoring and control functions, such as monitoring movement of vehicles in a fleet, providing timely response to emergency button activation or the ability to disable a vehicle. The cost for this service will be $2,000 per year or more depending upon the customer's requirements for this service.

We also will provide the client with the ability to use our servers as a backup/mirror of their system and use our server in case their system experiences service interruptions for approximately $2,000 per year or more depending upon the customer's requirements for this service.

Product Development Status
--------------------------

We have currently only one prototype in operation.

Although we will sell the FMTS product through distributors, we anticipate that our field Inspectors will be at hand for monitoring in-vehicle Installations, Quality Control and for assurance purposes.

The product development steps and costs to bring this product to market are the same as for our commercial UIS System.

Tracking and Surveillance System for Governmental Agencies Only - TS
--------------------------------------------------------------------

This version of our product affords Government/Police/Homeland Security agencies to monitor live down to two inch accuracy in actual vehicle position, any one they wish to monitor. From a bank robber to a suspected threat to the city/border security/national security, while the individual has no way of knowing that they are been monitored simply because, the surveillance is taking place via specially available transmitting devices, transmitting the position of the suspect live and real time to the monitoring center and that of the pursuing vehicles screens. This allows for on-time decisions to be made as to the apprehension of the suspects to when, where and also giving ample time for decisions such as deploying back-up. The suspect has no clue of what is happening, because they never saw a vehicle following them, or have heard any helicopters hovering above trying to locate their exact position based on current triangulation methods.

We also offer a "Bait Car" solution for Law enforcement to deploy in aiding the fight against auto theft--a car with an integrated tracking device can be left unattended and we can notify law enforcement if the vehicle moves.

Pricing
-------

We anticipate that price of our base TS, or tracking and surveillance system will be approximately $45,000 at the station monitoring facilities. For hardware and software, and for field equipment/installation, costs can run up to $3,000 per vehicle, all depending on the type of monitoring required which is specified by the client.

We anticipate that the customer will provide their own service and support systems, to the extent that UIS TS is designed to enhance their present operations.

Product Development Status
--------------------------

We have currently completed software development but have no prototype in operation.

We will sell the TS product directly and not through distributors, and we will as in the FMTS Version of UIS, monitor field equipment installation procedures, to assure proper quality of workmanship for UIS TS operating in the field. The necessary hardware and software for the monitoring facility for TS will be installed by us and training will also be part of the sales package.

The product development steps and costs to bring this product to market are the same as for our commercial UIS System.

Warranties
----------

We only warranty equipment we provide and software for a 24 month period.

Intellectual Property
---------------------

We have no intellectual property except for our trademarks for which we have applied and the technology we acquired upon our formation. To prevent stealing/copying the technology used in our product, we have built numerous fail safes in the software and hardware, not only to protect our technology, but also to protect the rights of the UIS user as to the personal information of the consumer contained within the unit's built-in hard-drive. One of the most effective fail safes built into the device is: If the device is opened, unplugged or removed, the hard drive with all of our proprietary data and software is all wiped out, including all information of the user.

Regulation
----------

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by United States governmental agencies, including the Federal Communications Commission, Department of Defense, Department of Commerce, or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our navigation/communication solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our navigation/communication solutions and increase our cost of doing business.

Wireless communications providers who supply our customers with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit our ability to provide navigation/communication solutions.

Competition
-----------

We face strong competition for our navigation/communication products, and this competition is expected to increase in the future. Current players in the vehicle navigation market include OEM delivered systems (BMW, Mercedes, Lexus, and GM) as well as several add-on suppliers (Nokia, Tom-Tom, Alpine, Kenwood). We are a small, start up participant in the market.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues.

We compete primarily on the basis of functionality, integration capability, and deployment expertise, ease of use, quality, price, service availability, and customer service. These are mainly focused on the PDA solution or DVD based players that are supplied as additional equipment for the vehicle. Performance of these systems is limited due to the technology choice and capability of the vehicle interface and installation. Universal will offer support services such as a 24/7 call center, as a standard feature. Most systems either don't offer this level of support or they offer it as an optional cost item.

As the demand for navigation/communication products increases, the quality, functionality, and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards and the deployment of high-speed wireless data networks may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not currently offer. We also do not know to what extent competing navigation/communication products competitors will develop, including devices developed internally or through captive suppliers.

Research and Development
------------------------

We recorded $39,500 of research and development expenses in fiscal year 2009 and none in our initial fiscal year.

Employees
---------

As of December 31, 2008, we have only 6 employees, 4 members of management, of which only Mr. Ioannidis is full time and the other three of which are part time, 2 sales/market executives, both part time. Of those working part-time, Mr. Pavlopoulos devotes approximately 40 hours per week, Mr. Lawand devotes approximately 10 hours per week, and Mr. Beattie devotes approximately 15 hours per week to our business.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

On July 15, 2008, we entered into a sub-lease agreement with Universal Global Corp. whose President is Emanuel Pavlopoulos, our Chairman, for corporate offices under terms of a non-cancelable operating lease. The property is 2,799 sq. ft, East West Corporate Center 1771 West Diehl Road Suite 330, Naperville, IL 60653. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. The lease requires a $7,231 security deposit. The landlord has orally agreed to allow us to assume the obligations under the lease directly following the dissolution of Universal Global Corp.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.


Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.


Item 4.  Submission of Matters to a Vote of Security Holders

None


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History
Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "UNIV." The date of the first trade in our stock was April 1st, 2009.

The high and low range of actual transactions using the daily ending price, by quarters, for the fiscal year 2009 are:


                                                    High     Low
                                                    -----    ----
          February 1, 2009 - April 30, 2009         $0.27    0.10
          November 1, 2008 - January 31, 2009       $0.00    0.00

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

As of July 20, 2009, there were approximately 82 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 29,114,246 outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

              o we would not be able to pay our debts as they become due in the usual course of business; or

              o our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.


Securities Authorized for Issuance Under Equity Compensation Plans

UISC had no equity compensation plans in place as of April 30, 2009.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview
--------

We are a development stage company. We have generated no revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $200,000 to $250,000 to remain in business during the next 12 months with minimal operations, we will need approximately $6,395,385 during the next 12 months to implement our business plan to sell what we call UIS Infotainment Systems for use in passenger, commercial and government agency vehicles. These systems combine our proprietary GPS Navigation and Display Engine, combining aerial and satellite imagery/photographs rather than traditional grid map displays, with communications capabilities for 3G Communications Audio/Video, Internet Browsing, E-mail, Fax, Text messaging and similar functions available today on many cellular telephones. We call this combination of services "Infotainment."

Since our inception, we have devoted our activities to the following:

     |_| Securing our agreements with the necessary third party data providers with regards to our Product

     |_| Developing our marketing strategy

     |_| Created our prototype hardware equipment necessary to the UIS concept

     |_| Securing the required manufacturing planning and implementation of our proprietary hardware in Taiwan ROC

     |_| Determining the market for our products and our manufacturing activities;

     |_| Developing a marketing plan; and

     |_| Networking and indentifying future customers and projects.

Results of Operations
---------------------

We have generated no revenues during the period from inception on April 14, 2008 to April 30, 2009.

Development stage operating expenditures during the period from inception on April 14, 2008 to April 30, 2009 were $387,086, which consisted of general and administrative expenses related to our formation and legal, accounting and other start-up costs of $180,089, compensation expense of $167,497, and research and development expense of $39,500

Other expenses aggregated $14,267 (net) and consisted primarily of interest expense of $14,479.

Liquidity and Capital Resources
-------------------------------

Our principal capital resources have been acquired through the sale of $87,731 of our common stock, net of offering costs and net advances from our founder aggregating $97,240.

At April 30, 2009, we had total assets of $61,667 consisting of cash, prepaid expenses, property and equipment, deposits and intangibles.

At April 30, 2009, our total liabilities were $207,481, consisting primarily of accounts payable of $33,461, accrued compensation of $34,998, amounts due to officer aggregating $100,385, and a note payable of $22,398.

Milestones
----------

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:



                                                             Time After
                             Expected Manner of              Receiving
                             Occurrence or                   Funding When Step
                             Method of                       Should be
Milestone or Step            Achievement                     Accomplished         Cost of Completion
--------------------------------------------------- -----------------------------------------------------
Purchase office furniture    Hire employees and begin
     and computers           training                            2 Months         $                60,000

Software from Microsoft      Locate appropriate vendors         2-3 Months
and GIS software providers   to purchase the software's
including Advance Graphics   needed.
Corporate editions from
Maya, Adobe, and others.                                                          $               470,000

Formation and set up of      Find and lease location for         4 Months
company and lab in Taiwan    company offices &
                             laboratory purchase
                             equipment, and hire
                             employees.                                           $               540,000

Contract out the various     Choose among the 30 OEM             5 Months
Components needed in         factories those that can
creating the UIS Hardware    produce the UIS Hardware
in Taiwan ROC                in our time table.


Start Operations on the      Sign Imagery and Navigable         2-4 Months              $ 647,385
development of the North     Data contracts with                                  (This cost covers staff
America module of UIS        Vendors, begin processing                               labor on the USA
                                                                                      images and USA
                                                                                     office expenses)





Start Marketing Phase        Develop Sales Materials,            6 Months
                             Start Mailings and Product
                             Presentations                                        $               450,000

Begin testing of the North   Test hardware and software,         7 Months
America UIS Module           prepare the UIS calling
                             centers, field test UIS,
                             present UIS to the OEMs.                             $                10,000

Begin production of          Test Hardware Load software        6-7 months
Hardware for the Middle      and deliver to the
East in Taiwan               Distributor In the Middle
                             East                                                 $             1,368,000

Order UIS Hardware from      Finish and Ship UIS to USA          8 Months
UISC TW for the USA          Work with distributors -
market,begin by placing      set the logistics for the                               Cost for initial
3,000 units in the market    distribution Channel, begin                                3000 Units
via pre-contracted           trade shows presence,                                  To USA expected at:
Electronics Distributors     media, and print advertising.                              $2,750,000

Contract with national       Offers premiums in marketing        6 Months
brands distributors          and sales to each major
                             Electronics Distributor in
                             each State so that market
                             penetration be achieved.                             $               100,000


Cash Requirements
-----------------

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities and the public sales of equity securities. At April 30, 2009, our Chairman had net advances to us aggregating $97,240. He has indicated that he does not intend to make additional advances to us in the future. These funds were obtained by him through loans from his parents pursuant to an oral agreement which bears no interest and is repayable as mutually agreed with no due date. However, the advances from our Chairman to us bear interest at the rate of 5%, and thus our Chairman will receive additional compensation as a result. At April 30, 2009, the accrued interest owed our Chairman was $3,145.

We are a development stage company. We have generated no revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $200,000 to $250,000 to remain in business during the next 12 months with minimal operations, we need approximately $6,395,385 during the next 12 months to implement our business plan as described above. The Company is in the process of attempting to raise an additional $200,000 through the sale of its common stock in a private placement offering. The offering is scheduled to run through August 31, 2009. If the offering is successful and the targeted equity goal is raised, this additional funding will permit us to sustain minimal operations until approximately May, 2010. We have no agreement, commitment or understanding to secure any such funding from any other source.

There is uncertainty regarding our ability to commence operations or implement our business plan without additional financing. We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Our future success is dependent upon our ability to commence operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to commence operations, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

Commitments
-----------

On July 15, 2008, we entered into a sub-lease agreement with Universal Global Corp. whose President is Emanuel Pavlopoulos, our Chairman, for corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. The lease requires a $7,231 security deposit. The landlord has orally agreed to allow us to assume the obligations under the lease directly following the dissolution of Universal Global Corp.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data.


                   Universal Infotainment Systems Corporation

                              Financial Statements

               For the Year Ended April 30, 2009, the Period from
              April 14, 2008 (Inception) to April 30, 2008 and the
            Period from April 14, 2008 (Inception) to April 30, 2009

                                          TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----


Report of Independent Registered Public Accounting Firm                                              F-2

Balance Sheets at April 30, 2009 and April 30, 2008                                                  F-3

Statements of Operations for the year ended April 30, 2009, the period from
    April 14, 2008 (Inception) to April 30, 2008, and the period from April 14, 2008
    (Inception) to April 30, 2009                                                                    F-4

Statement of Changes in Stockholders' Equity (Deficit) for the year ended April 30, 2009
    and the period from April 14, 2008 (Inception) to April 30, 2008                                 F-5

Statements of Cash Flows for the year ended April 30, 2009, the period from
    April 14, 2008 (Inception) to April 30, 2008, and the period from April 14, 2008
    (Inception) to April 30, 2009                                                                    F-6

Notes to Financial Statements                                                                     F-7 - F-17

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of:
     Universal Infotainment Systems Corporation


We have audited the accompanying balance sheets of Universal Infotainment Systems Corporation (a development stage company) as of April 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended April 30, 2009, the period from April 14, 2008 (Inception) to April 30, 2008, and the period from April 14, 2008 (inception) to April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Infotainment Systems Corporation as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended April 30, 2009, the period from April 14, 2008 (inception) to April 30, 2008, and the period from April 14, 2008 (inception) to April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $400,843 and had cash used in operating activities of $152,809 for the year ended April 30, 2009. Additionally, as of April 30, 2009, the company had a working capital deficit of $177,771, a deficit accumulated during the development stage of $401,353, a stockholders deficit of $145,814, and was a development stage company with no revenues and minimal cash. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 14, 2009

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                                 Balance Sheets

         ASSETS

                                                            April 30, 2009         April 30, 2008
                                                         --------------------   ------------------
Current assets
  Cash                                                    $            1,206     $              -
  Prepaid expenses                                                     4,061                    -
                                                         --------------------   ------------------

     Total current assets                                              5,267                    -

Property and equipment, net                                           48,619                    -

Other assets
Deposits                                                               7,231                    -
Intangibles                                                              550                1,375
                                                         --------------------   ------------------

     Total other assets                                                7,781                1,375
                                                         --------------------   ------------------

     Total assets                                         $           61,667     $          1,375
                                                         ====================   ==================



      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
  Current maturity of note payable                        $            7,753     $              -
  Accounts payable                                                    33,461                    -
  Accrued compensation                                                34,998                    -
  Accrued interest                                                     6,441                    -
  Due to officer - related party                                     100,385                1,885
                                                         --------------------   ------------------

    Total current liabilities                                        183,038                1,885

Note payable, less current maturities                                 14,645                    -
Deferred rent                                                          9,798                    -
                                                         --------------------   ------------------

    Total liabilities                                                207,481                1,885
                                                         --------------------   ------------------

Commitments and Contingencies (Note 7)                                     -                    -

Stockholders' equity (deficit)
  Preferred stock, $0.0001 par value; 50,000,000 shares
   authorized; no shares issued and outstanding at
   April 30, 2009 and April 30, 2008, respectively                         -                    -
  Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 28,557,246 shares issued and outstanding
   at April 30, 2009 and no shares issued and outstanding
   at April 30, 2008                                                   2,856                    -
  Common stock Issuable, 125,000 shares at April 30, 2009
    and no shares at April 30, 2008                                       12                    -
  Additional Paid in Capital                                         252,671                    -
  Deficit accumulated during the development stage                  (401,353)                (510)
                                                         --------------------   ------------------

    Total stockholders' equity (deficit)                            (145,814)                (510)
                                                         --------------------   ------------------

    Total liabilities and stockholders' deficit           $           61,667     $          1,375
                                                         ====================   ==================


                 See Accompanying Notes to Financial Statements

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                            Statements of Operations

                                                                   Period from         Period from
                                                                    April 14,           April 14,
                                                 Year            2008 (Inception)    2008 (Inception)
                                                 Ended                  to                  to
                                               April 30,            April 30,           April 30,
                                                 2009                  2008                2009
                                           -----------------    ------------------  ------------------

Revenues                                   $              -     $               -    $              -

Operating expenses
  General and administrative expenses               179,579                   510             180,089
  Compensation expense                              167,497                     -             167,497
  Research and Development expense                   39,500                     -              39,500
                                           -----------------    ------------------  ------------------

    Total operating expenses                        386,576                   510             387,086
                                           -----------------    ------------------  ------------------

Loss from operations                               (386,576)                 (510)           (387,086)

Other income (expense)
  Interest income                                        57                     -                  57
  Interest expense                                  (14,479)                    -             (14,479)
  Miscellaneous income                                  155                     -                 155
                                           -----------------    ------------------  ------------------

    Total other (expense)                           (14,267)                    -             (14,267)
                                           -----------------    ------------------  ------------------

Net loss                                   $       (400,843)    $            (510)   $       (401,353)
                                           =================    ==================  ==================



Basic and diluted net loss per share       $          (0.01)    $               -    $          (0.01)
                                           =================    ==================  ==================

Basic and diluted weighted average
  common shares outstanding                      28,399,710                     -          28,399,710
                                           =================    ==================  ==================

                 See Accompanying Notes to Financial Statements

                   Universal Infotainment Systems Corporation
                          (a development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)
        For the Periods from April 14, 2008 (Inception) to April 30, 2008 and the Year Ended April 30, 2009

                                                                                                    Deficit
                                                                                                  Accumulated
                                   Common Stock Issued      Common Stock Issuable    Additional      During          Total
                                ------------------------- -------------------------   Paid In     Development     Stockholders
                                   Shares       Amount       Shares       Amount      Capital        Stage       Equity (Deficit)
                                ------------ ------------ ------------ ------------ ------------ -------------- -----------------
Balance at April 14, 2008
 (Inception)                               -   $        -            -   $        -   $        -    $        -   $             -

Net loss, April 14, 2008
 (Inception) through
    April 30, 2008                         -            -            -            -            -          (510)             (510)

                                ------------ ------------ ------------ ------------ ------------ -------------- -----------------

Balance at April 30, 2008                  -            -            -            -            -          (510)             (510)

Issuance of common stock for
 cash                             25,954,460        2,596            -            -       85,135             -            87,731

Issuance of common stock for
 services                          2,602,786          260            -            -          548             -               808

Common stock issuable for
 services                                  -            -      125,000           12       12,488             -            12,500

Valuation of Officer's
 contributed services                      -            -            -            -      115,000             -           115,000

Valuation of contributed
 research and
    development services                   -            -            -            -       39,500             -            39,500

Net loss, year ended April 30,
 2009                                      -            -            -            -            -      (400,843)         (400,843)

                                ------------ ------------ ------------ ------------ ------------ -------------- -----------------

Balances at April 30, 2009        28,557,246   $    2,856      125,000   $       12   $  252,671    $ (401,353)  $      (145,814)
                                ============ ============ ============ ============ ============ ============== =================

                 See Accompanying Notes to Financial Statements

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                            Statements of Cash Flows

                                                                  Period from     Period from
                                                                   April 14,       April 14,
                                                                     2008            2008
                                                     Year         (Inception)     (Inception)
                                                     Ended            to              to
                                                   April 30,       April 30,       April 30,
                                                     2009            2008            2009
                                                --------------- --------------- ---------------
Cash flows from Operating activities:
  Net loss                                       $    (400,843)  $        (510)  $    (401,353)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                           5,995               -           5,995
  Impaiment of intangibles                                 825               -             825
  Common stock issued for services                         808               -             808
  Officers's non-cash contributed services             115,000               -         115,000
  Non-cash contributed research & development
   services                                             39,500               -          39,500
  Common stock issuable for services                    12,500               -          12,500
  Changes in operating assets and liabilities:
    Prepaid expenses                                    (4,061)              -          (4,061)
    Deposits                                            (7,231)              -          (7,231)
    Accounts payable                                    33,461               -          33,461
    Accrued expenses                                    41,439               -          41,439
    Deferred rent                                        9,798               -           9,798
                                                --------------- --------------- ---------------

  Net cash used in operating activities               (152,809)           (510)       (153,319)
                                                --------------- --------------- ---------------

Cash flows from Investing activities:
  Purchase of property                                 (30,709)              -         (30,709)
                                                --------------- --------------- ---------------

  Net cash used in investing activities                (30,709)              -         (30,709)
                                                --------------- --------------- ---------------

Cash flows from Financing activities:
  Proceeds from officer loans                          106,543             510         107,053
  Repayment of officer loans                            (8,043)                         (8,043)
  Repayment of note payable                             (1,507)              -          (1,507)
  Proceeds from sale of common stock                    87,731               -          87,731
                                                --------------- --------------- ---------------

    Net cash provided by financing activities          184,724             510         185,234
                                                --------------- --------------- ---------------

Net increase (decrease) in cash                          1,206               -           1,206

Cash, beginning of period                                    -               -               -
                                                --------------- --------------- ---------------

Cash, end of period                              $       1,206   $           -   $       1,206
                                                =============== =============== ===============


Supplemental disclosures of cash flow
 information
  Cash paid during the period for:
    Interest paid                                $       4,894   $           -   $       4,894
                                                =============== =============== ===============
    Income taxes paid                            $           -   $           -   $           -
                                                =============== =============== ===============

Supplemental schedule of non-cash investing and
  financing activities
    Officer's payment of intangible costs        $           -   $       1,375   $       1,375
                                                =============== =============== ===============
    Acquisition of property through issuance
      of long-term debt                          $      23,905   $           -   $      23,905
                                                =============== =============== ===============

                 See Accompanying Notes to Financial Statements

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations
--------------------

Universal Infotainment Systems Corporation (UISC, we, us, our or, the Company) is a Nevada corporation with its principal corporate offices in Naperville, Illinois. Presently, the Company has acquired its completed UNS Infotainment Systems technology from an affiliated entity (Note 6) and is focusing its efforts on raising sufficient additional capital to allow it to enter into production agreements with potential manufacturing partners in order to begin the commercializing of its technology and products.

The UNS Infotainment Systems technology combines the Company's proprietary GPS system with aerial photographs and audio and video communications capabilities for internet, e-mail, text messaging and similar functions available on many cellular telephones for use in passenger, commercial and governmental agency vehicles.

The Company is organizing its technology offerings into three main product lines: (1) UNS Infotainment and Navigation System for personal use, (2) UNS Fleet Management and Tracking Application for corporate use, and (3) Stealth and Covert Monitoring Systems for approved governmental agency use.

Summary of Significant Accounting Policies
------------------------------------------

Basis of presentation

The Company is presented as in the development stage from inception through April 30, 2009. To-date, the Company's business activities during its development stage consist solely of corporate formation, technology acquisition, and raising capital.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.
Significant estimates in the accompanying financial statements include the estimation of depreciable lives and valuation of property and equipment, valuation of intangible assets, valuation of common stock issued for services, valuation of non-cash contributed services, and deferred income tax valuation allowance.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At April 30, 2009 and 2008, the Company had no cash equivalents.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008

--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies (continued)
------------------------------------------------------

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets.

Intangible assets

Intangible assets consist of the costs associated with corporate trademark applications, which totaled $550 and $1,375 as of April 30, 2009 and 2008, respectively. These assets have an indefinite life in accordance with the criteria in SFAS 142, "Goodwill and Other Intangible Assets" and accordingly, are not amortized. The Company will periodically evaluate the carrying amount of its intangible assets based on the projected undiscounted cash flows of its associated products. For the year ended April 30, 2009 the Company impaired $825 of intangible assets as certain Company trademark applications were rejected.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $39,500 and $0 for the year ended April 30, 2009 and for the period from April 14, 2008 (inception) through April 30, 2008, respectively.

Income taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and noncurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management's projection of the sufficiency of future taxable income to realize the assets.

Net loss per share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding. As the Company has issued no potential dilutive securities since its inception, Diluted EPS is identical to Basic EPS.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies (continued)
------------------------------------------------------

Stock-based compensation

Effective April 14, 2008 (Inception), the Company adopted SFAS No. 123 (R), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost if the exercise price equaled or exceeded the fair value of the stock on the measurement date. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Fair value of financial instruments

The Company's financial instruments, including amounts due to its officer, are carried at historical cost basis. At April 30, 2009 and 2008, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Recent accounting developments

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company at present, or in the proceeding months as operations expand.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company May 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. As of April 30, 2009, the Company was not involved in any derivative or hedging activities.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"), which is effective for fiscal years ending after December 15, 2008, with earlier

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recent Accounting Developments (continued)
------------------------------------------
application not permitted by entities that has previously adopted an alternative accounting policy. The adoption of EITF 07-5's requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("round-down" provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue. The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument. The Company implemented this standard for the fiscal year ended April 30, 2009.

On August 14, 2008 (Inception), the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on the Company's financial position or results of operations and cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the company's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 did not have a material effect on the Company's financial statements.

In May 2009, the FASB issued Statements of Financial Standards No. 165 ("SFAS No. 165"), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recent Accounting Developments (continued)
------------------------------------------
did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.


--------------------------------------------------------------------------------
Note 2 - Going Concern
--------------------------------------------------------------------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the year ended April 30, 2009 the Company had a net loss of $400,843 and net cash used in operations of $152,809 and was a development stage company with no revenues. In addition, as of April 30, 2009 the Company had minimal cash, had a working capital deficit of $177,771, a deficit accumulated during the development stage of $401,353, and a stockholders deficit of $145,814.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan.

Management's plan in this regard, includes completing product development, generating marketing agreements with product distributors and raising additional funds through a private placement offering of Company common stock which commenced within the first quarter of fiscal 2010.

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

--------------------------------------------------------------------------------
Note 3 - Concentrations
--------------------------------------------------------------------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks may exceed federally insured limits. As of April 30, 2009, there were no amounts in excess of FDIC insured limits.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 4 - Property and equipment
--------------------------------------------------------------------------------

Property and equipment consisted of the following at April 30:

                                                            2009         2008
                                                         ----------   ----------

Office furniture and equipment                           $  33,423    $       --
Computer equipment                                          17,328            --
Telephone                                                    3,863            --
                                                         ----------   ----------
                                                            54,614            --

Less accumulated depreciation                                5,995            --
                                                         ----------   ----------

Property and equipment, net                              $  48,619    $       --
                                                         ==========   ==========

Depreciation expense was $5,995 during the year ended April 30, 2009.

--------------------------------------------------------------------------------
Note 5 - Note Payable
--------------------------------------------------------------------------------

Note payable consisted of the following at April 30:

                                                            2009         2008
                                                         ----------   ----------
Note  payable - furniture  payable in monthly
installments  for  principal  and interest of
$1,600  through  February 2011 with a final
payment of $5,000 due by February 28, 2011.
The debt is secured by the furniture acquired.           $  22,398    $       --

Less current maturity                                        7,753            --
                                                         ----------   ----------

Long-term debt                                           $  14,645    $       --
                                                         ==========   ==========

Interest expense on this note was $11,334 during the year ended April 30, 2009.

Future maturities of long-term debt are as follows for years ending April 30:

                                                                      Total
                                                                    ------------

                                                      2010           $    7,753
                                                      2011               14,645
                                                                    ------------

                                                      Total          $    22,398
                                                                    ============

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 6 - Related Party Transactions
--------------------------------------------------------------------------------

On April 16, 2008, the Company acquired its UNS system and underlying technology from Universal Global Corporation, an entity wholly-owned by the Company's Chairman. Under the assignment agreement, Universal Global assigned all rights, title and interest in the UNS system to the Company for its further development and commercialization. There was no consideration required to be paid by the Company in exchange for the UNS system. The assets were recorded by the Company at their historical cost basis to Universal Global Corporation of zero.

On July 15, 2008, the Company entered into a sub-lease agreement with an affiliate entity whose President is also the Chairman of our Company, for its corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. Deferred rent aggregated $9,798 as of April 30, 2009. The lease requires a security deposit of $7,231.

Future minimum lease payments are as follows for years ending April 30:

                                                                    Total
                                                              ------------------
                                           2010                $         37,268
                                           2011                          37,268
                                           2012                          37,268
                                           2013                          37,268
                                           2014                          18,634
                                                              ==================

                                           Total               $        167,706
                                                              ==================

As of April 30, 2009, the Company owed one of its officers an aggregate of $100,385, which was comprised of initial startup costs and other expenses the officer paid on behalf of the Company and $93,900 of cash loans to the Company from the officer. The balance of the Due to Officer account bears interest at a rate of 5%. Total accrued interest as of April 30, 2009, amounted to $3,145 and is included in "Due to officer - related party" in the accompanying financial statements.

--------------------------------------------------------------------------------
Note 7 - Commitments and Contingencies
--------------------------------------------------------------------------------

Distribution Agreement

On April 20, 2009, the Company established a five-year distribution agreement with Low Rider Establishment (LRE), a United Arab Emirate-domiciled entity. The agreement provides LRE with the right to distribute future Company products as they become available. The initial fee is approximately $21,500 and includes product training and related materials, software, an advertising allowance, and customer support. The agreement provides for a 5% royalty fee on gross sales per year beginning with the second year of the agreement. The agreement is effective upon its signing, however, payment of the initial fee has been deferred verbally between the parties until the availability and delivery of the Company's first products.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 7 - Commitments and Contingencies (continued)
--------------------------------------------------------------------------------

The agreement is renewable for additional five year periods, subject to certain conditions, and the initial fee is refundable to the distributor if certain minimum quotas are met.

Employment Agreements

Effective May 2, 2008, the Company entered into various employment agreements with its Chairman of the Board, Chief Executive Officer, Chief Operating Officer, and Executive Vice President. These agreements were amended on May 5, 2008 to defer the effective date of the employment agreement to a time when the Company is a publically-traded entity and has secured a predetermined amount of capital.


--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity
--------------------------------------------------------------------------------


Capital structure

On April 14, 2008,  the Company was  originally  incorporated  with  500,000,000 shares of common  stock  authorized  with a  $0.0001  par value and  500,000,000 shares of preferred stock with a $0.0001 par value. Subsequently, on July 17, 2008, the Company amended its articles to 100,000,000 shares of common stock authorized with a $0.0001 par value and 50,000,000 shares of preferred stock with a $0.0001 par value.

All references in the accompanying financial statements to the number of common and preferred shares, par values and per share amounts have been retroactively adjusted to reflect these amendments.

Shares issued for cash

During the period from May 1, 2008 through April 30, 2009, the Company issued 25,000,000 shares of its common stock to our Chairman at $0.0001 per share for an initial capital balance of $2,500. An additional 954,460 shares of common stock were issued at $0.10 per share in a private placement, raising $87,731, net of $10,215 of associated offering costs.

Shares issued for services

Pursuant to a legal agreement entered into in May 2008, the company is required to issue shares equal to 0.5% of the total issued and outstanding shares of common stock up until the time the company commences trading. Each anti-dilution issuance is accounted for and valued at the fair valued of the common stock at the anti-dilution issuance date.

In May 2008, the Company issued 2,597,300 shares of common stock for services rendered valued at $0.0001 per share or $260 based on the contemporaneous cash sale price to our Chairman. This issuance included 137,300 shares pursuant to the anti-dilution services agreement discussed above. In June 2008, pursuant to the anti-dilution services agreement, the Company issued another 5,486 shares of common stock for services rendered with a value of $0.10 per share based on the contemporaneous cash sales price at the time of issuance. The total value of these stock grants totaled $808.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 8 - Stockholders' Equity (continued)
--------------------------------------------------------------------------------


Shares issuable for services

In February 2009, the Company entered into separate agreements with two consultants to provide services to the Company through April 30, 2009, payable in an aggregate of 125,000 shares of common stock. These shares were issuable as of April 30, 2009 and valued at $0.10 per share, or $12,500, based on the contemporaneous cash sales price at the time of issuance.

Contributed capital

For the year ended April 30, 2009, the Company's Chairman of the board and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $115,000, based upon an existing compensation contract with the director in which he has forgiven payments until such time as the Company has sufficient operating funds. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Additional Paid in Capital in these accompanying financial statements.

--------------------------------------------------------------------------------
Note 9 - Income Taxes
--------------------------------------------------------------------------------

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements.

The income tax benefit differed from the amount computed by applying the US federal income tax rate of 34% to net loss as a result of the following:

                                                                 2009                  2008
                                                          ------------------    ------------------
Computed expected tax benefit                                        (34.0)%               (34.0)%
State income tax                                                      (6.2)                 (6.2)
Change in tax rate apportionment                                       1.4                  19.0
Change in valuation allowance                                         38.8                  21.2
                                                          ------------------    ------------------

Income tax benefit                                                      - %                   - %
                                                          ==================    ==================

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of April 30, 2009 and 2008 is presented below:

Deferred Tax Assets:                                             2009                  2008
                                                          ------------------    -----------------
Net operating loss carryforward                             $       20,862        $           -
Organizational start-up costs                                      134,900                   200

Valuation allowance                                               (155,762)                 (200)
                                                          ------------------    -----------------

Net deferred tax assets                                     $           -         $           -
                                                          ==================    =================

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008


--------------------------------------------------------------------------------
Note 9 - Income Taxes (continued)
--------------------------------------------------------------------------------

realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $134,900 and $200 as of April 30, 2009 and 2008, respectively.

As of April 30, 2009, the Company has federal and state net operating loss carry forwards of approximately $53,800 that will expire, if unused, in 2029. The Company has provided a valuation allowance against these net operating loss carry forwards

At April 30, 2009, the 2009 and 2008 fiscal year income tax returns remain subject to examination by federal and state jurisdictions.

--------------------------------------------------------------------------------
Note 10 - Subsequent Events
--------------------------------------------------------------------------------


Issuance of Common stock for Cash

Subsequent to April 30, 2009, the Company issued 502,000 shares of its common stock at $0.10 per share in a private placement raising an aggregate of $50,200.

Issuance of Common Stock for Services - Employment Agreement

Effective May 2, 2009, the Company entered into an employment agreement with an individual which provides for cash compensation upon the Company successfully raising a predetermined amount of capital. The agreement also provides an execution bonus of 60,000 vested shares of Company common stock, valued at $0.10 resulting in a total valuation and expense of $6,000. These shares will be issued in the first quarter of fiscal 2010.

Issuance of Common Stock for Services - Legal agreement

In May 2009, the company entered into an agreement requiring it to issue 300,000 common shares of its common stock in exchange for legal services for fiscal year ending April 30, 2010. The shares are issuable quarterly in advance. These shares will be issued in the first quarter of 2010.

Guarantee and Share Pledge Agreement

Pursuant to a Guarantee and Share Pledge agreement dated May 12, 2009, the Company's Chairman guarantees the payment of a Company account payable aggregating $12,000 as of April 30, 2009 by the extended due date, February 2, 2010. As security for the Company's liability, the Company's Chairman pledges a first security interest in all of the rights, title, and interest in and to 1,000,000 shares of Company Common Stock owned by the Company's Chairman.

                   Universal Infotainment Systems Corporation
                         (a development stage company)
                         Notes to Financial Statements
                         Year Ended April 30, 2009 and
            Period from April 14, 2008 (Inception) to April 30, 2008

--------------------------------------------------------------------------------
Note 10 - Subsequent Events (continued)
--------------------------------------------------------------------------------


Incorporation of Subsidiary

On June 17, 2009, the Company incorporated Global UNS Labs, Inc. as a wholly-owned subsidiary in the State of Nevada. The subsidiary will be responsible for the Company's research and development efforts.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


Item 9A.  Controls and Procedures


Not required.


Item 9B. Other Information

None.


PART III



Item 10. Directors, Executive Officers and Corporate Governance.



Directors and Officers

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name                             Age           Position
----------------------- ---------------------- ---------------------------------
James Clark Beattie              65            Chief Executive Officer
Emanuel Pavlopoulos              19            Chairman of the Board,
                                               Assistant to the CEO
Nour Lawand                      46            COO, Director
Dimitrios Ioannidis              42            Exec VP, Director

Emanuel Pavlopoulos was President from inception in April 2008 to December 1, 2008. In order to avoid confusion as to who is our principal executive officer, on December 1, 2008 Mr. Pavlopoulos assumed the title of Chairman of the Board and Assistant to the CEO. Mr. Pavlopoulos currently devotes 40 hours per week to our business and expects to continue to devote no more than such time to our business in the future. This may hinder our ability to implement our business plan. From February 2008 to its dissolution in November 2008, he was President of Universal Global. From September, 2008 to date, he has been a student at Penn State University. From 2002 to June, 2008 he was a student at NorthStar Academy, based in Colorado Springs, Colorado.

James Clark Beattie joined us in May 2008 as Chief Executive Officer and continues in that position. From February 2005 to January 2008, he was Vice President GCC of Universal Global. From February 2000 to February 2005, he was Executive Director of DBM Computers, which conducted geographic information services studies. From February 2000 to February 2001, he was Vice President of Geosolutions, which provided geographic information services and consulting. In April 1969 he received a B.Sc. Surveying Engineering from University of New Brunswick.

Dimitrios I. Ioannidis joined us in May 2008 as Executive Vice President and Director and continues in those positions. From April 2000 to May 2008, he was Regional Sales Director for Tyco Electronics/AMP Netconnect, a telecom vendor. From June 1994 to March 2000, he was Project Manager and Network Designer of FNTELAX1S Co, a telecom service provider and network installer. He holds a Diploma in Electrical Engineering from University of Piraeus GRE.

Nour Lawand joined us in May 2008 as COO and Director and continues in those positions. From April 1999 to April 2008, he was Regional Sales Director of Lucent Technologies, a telecom vendor. He holds a license as; BSEE in Electrical Engineering from University of North Carolina at Charlotte.

Family Relationships
--------------------

There are no family relationships among our officers or directors.

Legal Proceedings
-----------------

No officer, director, or persons nominated for such positions, promoter, or significant employee has been involved in the last five years in any of the following:

     |_| Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

     |_| Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     |_| Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; and

     |_| Being found, by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.



Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal years ended April 30, 2009 and April 30, 2008.



                                                                              Non equity     Non
                                                                              Incentive      qualified      All other
                                                     Stock        Option      plan           deferred       Compensa-
Name            Title   Year    Salary    Bonus      awards       awards      compensation   compensation   tion        Total
--------------  ------- ------- --------  ---------  -----------  ----------  -------------  -------------  ----------  ----------
James Clark     CEO        2008        0          0            0           0              0              0           0           0
Beattie
                           2009        0          0   $       60           0              0              0           0          60

Nour Lawand     COO        2008        0          0            0           0              0              0           0           0
                           2009        0          0   $       58           0              0              0           0          58

Emanuel         Asst.      2008        0          0            0           0              0              0           0           0
Pavlopoulos     to
                CEO
                           2009        0          0            0           0              0              0           0           0



Summary Equity Awards Table
---------------------------

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of April 30, 2009.


                             OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END April 30, 2009
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                           Equity        Plan
                                                                                                           Incentive     Awards:
                                                                                                           Plan          Market or
                                                                                                           Awards:       Payout
                                             Equity                                                        Number        Value of
                                             Incentive                                                     Of            Unearned
                                             Plan                                             Market       Unearned      Shares,
               Number of     Number of       Awards:                             Number of    Value of     Shares,       Units or
               Securities    Securities      Number of                           Shares or    Shares or    Units or      Other
               Underlying    Underlying      Securities                          Units of     Units of     Other         Rights
               Unexercised   Unexercised     Underlying    Option                Stock That   Stock That   Rights That   That Have
               Options       Options         Unexercised   Exercise  Option      Have Not     Have Not     Have Not      Not
               (#)           (#)             Unearned      Price     Expiration  Vested       Vested       Vested        Vested
Name           Exercisable   Unexercisable   Options (#)   ($)       Date        (#)          ($)          (#)           ($)
-------------- ------------  --------------  ------------  --------- ----------- -----------  -----------  ------------  ----------
James Clark
Beattie                   0               0             0          0           0           0            0             0           0

Nour Lawand               0               0             0          0           0           0            0             0           0

Emanuel
Pavlopoulos               0               0             0          0           0           0            0             0           0



Narrative disclosure to summary compensation and option tables
--------------------------------------------------------------

Set forth below are the material terms of each named executive officer's employment agreement or arrangement, whether written or unwritten:

We have entered into employment arrangements with our officers as follows:

Annual Compensation

|_|  James Clark Beattie           $    125,000
|_|  Emanuel Pavlopoulos           $    115,000
|_|  Nour Lawand                   $     80,000
|_|  Dimitrios Ioannidis           $     70,000


UISC Shares

     |_|   Clark Beattie - 600,000 Shares Common
     |_|   Nour Lawand - 580,000 Shares Common
     |_|   Dimitrios Ioannidis - 180,000 Shares Common

 Common Provisions in All Written Agreements
 -------------------------------------------

     |_| These agreements, as amended, provide that the shares to be issued as a vested sign on bonus are to be issued upon signing and the remaining provisions are not effective and salary is not payable until we are a public company and we have secured at least $4,000,000 in capital funding.
     |_| Employment is for a term of five years.
     |_| Employees' employment may be terminated at any time, and for any reason, by either party upon not less than 15 days prior written notice to the other party. We have the right to effect such termination at will, with or without Reasonable Cause or Good Reason, as defined in the agreement.

     |_| Employees' agree that during the term of employment and for the period of sixty months immediately following the termination of employment, Employee will not, directly or indirectly, for Employee, or on behalf of others, as an individual on Employee's own account, or as an employee, agent, or representative for any other person, partnership, firm, or corporation compete with our business Globally.

Other Benefits
--------------

     |_| A car allowance as determined by the Board of Directors. This shall be based on a per need basis, as determined by our Board of Directors.
     |_| A Stock Option plan shall be put in place as determined by the Board of Directors. This shall be based on performance, productivity, and new business ventures and development.

Additional Compensation to the Chairman
---------------------------------------

Our Chairman has advanced funds to us. At April 30th, 2009, the total amount our Chairman has advanced us which remained unpaid was $97,240. These funds were obtained by him through loans from his parents pursuant to an oral agreement which bears no interest and is repayable as mutually agreed with no due date. The balance of the Due to Officer account bears interest at a rate of 5%, and thus our Chairman will receive additional compensation as a result. At April 30th, 2009, the accrued interest owed our Chairman was $3,145.

General
-------

At no time during the last fiscal year with respect to any person listed in the Table above was there:
     |_| any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

     |_| any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

     |_| any option or equity grant;

     |_| any non-equity incentive plan award made to a named executive officer;

     |_| any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

     |_| any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors
------------------

Director Compensation


                           Fees                                            Nonqualified
                  Year    earned                            Non-equity       deferred
                 ended    or paid      Stock     Option   incentive plan   compensation     All other
                  April   in cash      awards    awards    compensation      earnings     compensation   Total
      Name         30       ($)         ($)       ($)          ($)             ($)             ($)        ($)
-----------------------------------------------------------------------------------------------------------------
Emanuel
Pavlopoulos       2009           0         0        0              0              0                 0      0
Nour Lawand       2009           0         0        0              0              0                 0      0
Dimitrios
Ioannidis         2009           0         0        0              0              0                 0      0


Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors other than Mr. Pavlopoulos, our Chairman, as described above.

No director other than Mr. Pavlopoulos has a compensation arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. However, in order to protect shareholder value, Mr. Huseyinof entered into preliminary discussions with several sources concerning selling his controlling interest in the company. He has no legally binding agreement, commitment or understanding to do so.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for all persons is East West Corporate Center, 1771 West Diehl Road, Suite 330, Naperville Illinois, 60563.

                  Shareholders            # of Shares     Percentage
--------------------------------------------------------------------
Emanuel                                   25,000,000          85.87%
Pavlopoulos

Nour Lawand                                  580,000           1.99%

Dimitrios Ioannidis                          180,000           0.62%

James Clark Bettie                           600,000           2.06%

All officers and directors as group
[4 persons]                               26,360,000          90.54%
                                         ---------------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 29,114,246shares of Common Stock outstanding as of July 20, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 15, 2008, the Company entered into a sub-lease agreement with an affiliate entity whose president is also the Chairman of the Company, for its corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. Deferred rent aggregated $9,798 as of April 30, 2009. The lease requires a security deposit of $7,231.

Future minimum lease payments are as follows for years ending April 30:

                                                               Total
                                                         -----------------
                               2010                      $         37,268
                               2011                                37,268
                               2012                                37,268
                               2013                                37,268
                               2014                                18,634
                                                         -----------------


                              Total                      $        167,706
                                                         =================

As of April 30, 2009, the Company owed its Chairman an aggregate of $100,385, which was comprised of initial startup costs and other expenses the officer paid on behalf of the Company and $93,900 of cash loans to the Company from the officer. The balance of the Due to Officer account bears interest at a rate of 5%. Total accrued interest as of April 30, 2009, amounted to $3,145.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of
Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.



Item 14.  Principal Accountant Fees and Services

Salberg & Company, P.C. was our independent auditors for the audit of our annual financial statements for the period from April 14, 2008 (inception) to April 30, 2008 and for the fiscal year end April 30, 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2008 and 2009.

                                               2009       2008

            Audit Fees                        $17,000   $11,000
            Audit-Related Fees                 $6,000       -
            Tax Fees                              -         -
            All Other Fees                        -         -
                                              -------   -------
            Total                             $23,000   $11,000



         As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years;
(ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;"
(iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."
         Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

         Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.


Item 15.  Exhibits


Exhibit No.  Document Description
31.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Infotainment Systems Corporation

                 Name                 Date             Signature
---------------- -------------------- ---------------  -----------------------
By: James Clark Beattie, July 24th, 2009 /s/ James Clark Beattie Principal Executive
                 Officer  CEO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                  NAME                   TITLE                         DATE
-------------------------- ---------------------- ----------------------------  ------------------------
/s/ Emanuel G. Pavlopoulos Emanuel G. Pavlopoulos Chairman                      July 24th, 2009

/s/ James Clark Beattie    James Clark Beattie    CEO, Principal Executive      July 24th, 2009
                                                  Officer, Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer

/s/ Nour Lawand            Nour Lawand            COO, Director                 July 24th, 2009
/s/ Dimitrios Ioannidis    Dimitrios Ioannidis    Executive VP, Director        July 24th, 2009
