Form 10-K/A
period 2009-04-30
UNIVERSAL INFOTAINMENT SYSTEMS CORP
filed 2009-07-31
CIK 1444914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION


         This Annual Report on Form 10-K/A, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K/A and those reports, statements, information and announcements address activities, events or developments that Universal Infotainment Systems Corporation (hereinafter referred to as "we," "us," "our," "our Company" or "Universal") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.


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

Explanatory Note

We are filing this Form 10-K/A to clarify our prior disclosure in response to Item 9A. Controls and Procedures.


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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


Item 9A.  Controls and Procedures



We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at April 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 30, 2009, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this annual report on Form 10-K/A was properly recorded, processed, summarized and reported to the Company`s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There have been no significant changes in our internal controls over financial reporting during the year ended April 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.



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

Universal Infotainment Systems Corporation


                 Name                 Date             Signature
---------------- -------------------- ---------------  -----------------------
By: James Clark Beattie, July 30th, 2009 /s/ James Clark Beattie Principal Executive
                 Officer  CEO


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.



SIGNATURE                  NAME                   TITLE                         DATE
-------------------------- ---------------------- ----------------------------  ------------------------
/s/ Emanuel G. Pavlopoulos Emanuel G. Pavlopoulos Chairman                      July 30th, 2009

/s/ James Clark Beattie    James Clark Beattie    CEO, Principal Executive      July 30th, 2009
                                                  Officer, Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer

/s/ Nour Lawand            Nour Lawand            COO, Director                 July 30th, 2009
/s/ Dimitrios Ioannidis    Dimitrios Ioannidis    Executive VP, Director        July 30th, 2009
