Form 10-Q
period 2009-07-31
UNIVERSAL INFOTAINMENT SYSTEMS CORP
filed 2009-10-16
CIK 1444914

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2009

|_|     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______________ to ______________


                   Universal Infotainment Systems Corporation
                   ------------------------------------------
                 (Name of small business issuer in our charter)


          Nevada                                 3670                80 018 7018
(State or other jurisdiction of         (Primary Standard             IRS I.D.
 incorporation or organization)       Industrial Classification
                                            Code Number)

East West Corporate Center
1771 Diehl Road, Suite 330
Naperville, Illinois 60563                                        60563

Registrant's telephone number:  630-390-7674

SEC File No. 333-154227

                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former three months,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

As of October 15, 2009 there were 29,244,246 shares issued and outstanding of the registrant's common stock.


--------------------------------------------------------------------------------
================================================================================

                                      INDEX

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

Consolidated Balance Sheets at July 31, 2009 (unaudited) and April 30, 2009                                       2

Consolidated Statements of Operations for the three months ended July 31, 2009 and 2008 (unaudited)
     and the period from April 14, 2008 (Inception) to July 31, 2009 (unaudited)                                  3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the three months ended
    July 31, 2009 (unaudited) and the period from April 14, 2008 (Inception) to July 31, 2009 (unaudited)         4

Consolidated Statements of Cash Flows for the three months ended July 31, 2009 and 2008 (unaudited)

     and the period from April 14, 2008 (Inception) to July 31, 2009 (unaudited)                                  5

Condensed Notes to Consolidated Financial Statements (unaudited)                                               6 - 12

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements.

            Universal Infotainment Systems Corporation and Subsidiary
                          (a development stage company)
                           Consolidated Balance Sheets

                     ASSETS
                                                  July 31, 2009
                                                   (unaudited)    April 30, 2009
                                                 --------------- ---------------
Current assets
  Cash                                           $        1,797  $        1,206
  Other receivables                                       2,000               -
  Prepaid expenses                                           61           4,061
                                                 --------------- ---------------

    Total current assets                                  3,858           5,267

Property and equipment, net                              46,369          48,619

Other assets
Deposits                                                  7,231           7,231
Intangibles                                                 550             550
                                                 --------------- ---------------

    Total other assets                                    7,781           7,781
                                                 --------------- ---------------

    Total assets                                 $       58,008  $       61,667
                                                 =============== ===============


  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Current maturity of note payable               $        9,520  $        7,753
  Accounts payable                                       33,309          33,461
  Accrued compensation                                   52,497          34,998
  Accrued interest                                        7,437           6,441
  Due to officer - related party                         88,823         100,385
                                                 --------------- ---------------

    Total current liabilities                           191,586         183,038

Note payable, less current maturities                    12,308          14,645
Deferred rent                                             9,668           9,798
                                                 --------------- ---------------

    Total liabilities                                   213,562         207,481
                                                 --------------- ---------------

Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
  Preferred stock, $0.0001 par value; 50,000,000
   shares authorized; no shares issued and                    -               -
   outstanding at July 31, 2009 and April 30,
   2009, respectively
  Common stock, $0.0001 par value; 100,000,000
   shares authorized; 29,244,246 and 28,557,246           2,925           2,856
   shares issued and outstanding at July 31, 2009
   and April 30, 2009, respectively
  Common stock Issuable, 115,000 and 125,000
   shares at July 31, 2009 and April 30, 2009,
   respectively                                              11              12
  Additional Paid in Capital                            346,578         252,671
  Deficit accumulated during the development
   stage                                               (505,068)       (401,353)
                                                 --------------- ---------------

    Total stockholders' equity (deficit)               (155,554)       (145,814)
                                                 --------------- ---------------

    Total liabilities and stockholders' deficit  $       58,008  $       61,667
                                                 =============== ===============

See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements

            Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
                     Consolidated Statements of Operations

                                                                    Period from
                                                                     April 14,
                                         Three Months Three Months     2008
                                            Ended         Ended     (Inception)
                                           July 31,     July 31,    to July 31,
                                             2009         2008          2009
                                         (unaudited)   (unaudited)  (unaudited)
                                         ------------ ------------- ------------
Revenues                                 $         -  $          -  $         -

Operating expenses
  General and administrative expenses         46,680        34,901      226,769
  Compensation expense                        52,249             -      219,746
  Research and Development expense                 -             -       39,500
                                         ------------ ------------- ------------

    Total operating expenses                  98,929        34,901      486,015
                                         ------------ ------------- ------------

Loss from operations                         (98,929)      (34,901)    (486,015)

Other income (expense)
  Interest income                                  -             -           57
  Interest expense                            (4,786)         (525)     (19,265)
  Miscellaneous income                             -           155          155
                                         ------------ ------------- ------------

    Total other (expense)                     (4,786)         (370)     (19,053)
                                         ------------ ------------- ------------

Net loss                                 $  (103,715) $    (35,271) $  (505,068)
                                         ============ ============= ============

Basic and diluted net loss per share     $         -  $          -  $     (0.02)
                                         ============ ============= ============

Basic and diluted weighted average
common shares outstanding                 29,099,235    27,819,074   28,541,462
                                         ============ ============= ============

See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements

                                     Universal Infotainment Systems Corporation and Subsidiary
                                                   (a development stage company)
                                Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                 For the Periods from April 14, 2008 (Inception) to April 30, 2008, the Year Ended April 30, 2009, and the Three Months Ended July 31, 2009 (unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated       Total
                                             Common Stock Issued    Common Stock Issuable    Additional    During     Stockholders'
                                           ----------------------- -------------------------  Paid In   Development      Equity
                                             Shares      Amount      Shares       Amount      Capital      Stage        (Deficit)
                                           ----------- ----------- ----------- ------------- ---------- ------------- --------------
Balance at April 14, 2008 (Inception)                - $         -          -  $          -  $        - $          -  $           -
Net loss, April 14, 2008 (Inception)
 through April 30, 2008                              -           -          -             -           -         (510)          (510)
                                           ----------- ----------- ----------- ------------- ---------- ------------- --------------
Balance at April 30, 2008                            -           -          -             -           -         (510)          (510)
Issuance of common stock for cash           25,954,460       2,596          0             -      85,135            -         87,731
Issuance of common stock for services        2,602,786         260          0             -         548            -            808
Common stock issuable for services                   -           -    125,000            12      12,488            -         12,500
Valuation of Officer's contributed services          -           -          -             -     115,000            -        115,000
Valuation of contributed research and
 development services                                -           -          -             -      39,500            -         39,500

Net loss, year ended April 30, 2009                  -           -          -             -           -     (400,843)      (400,843)
                                           ----------- ----------- ----------- ------------- ---------- ------------- --------------
Balances at April 30, 2009                  28,557,246 $     2,856    125,000  $         12  $  252,671 $   (401,353) $    (145,814)
                                           =========== =========== =========== ============= ========== ============= ==============

Issuance of common stock for cash              542,000          54          0             -      51,671            -         51,725
Issuance of common stock for services          135,000          14          0             -      13,486            -         13,500
Issuance of previously issuable shares for
 services                                       10,000           1    (10,000)           (1)          -            -              -
Valuation of Officer's contributed services          -           -          -             -      28,750            -         28,750
Net loss, three months ended July 31, 2009           -           -          -             -           -     (103,715)      (103,715)
                                           ----------- ----------- ----------- ------------- ---------- ------------- --------------
Balances at July 31, 2009 (unaudited)       29,244,246 $     2,925    115,000  $         11  $  346,578 $   (505,068) $    (155,554)
                                           =========== =========== =========== ============= ========== ============= ==============

See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements

            Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
                     Consolidated Statements of Cash Flows

                                                                    Period from
                                                                     April 14,
                                      Three Months  Three Months       2008
                                         Ended          Ended       (Inception)
                                        July 31,      July 31,      to July 31,
                                          2009          2008          2009
                                      (unaudited)    (unaudited)   (unaudited)
                                     -------------- ------------- --------------

Cash flows from Operating
 activities:
  Net loss                           $    (103,715) $    (35,271) $    (505,068)
  Adjustment to reconcile net loss
   to net cash used in
  operating activities:
  Depreciation                               2,250             -          8,245
  Impaiment of intangibles                       -             -            825
  Common stock issued for services          13,500           808         14,308
  Officers's non-cash contributed
   services                                 28,750        28,750        143,750
  Non-cash contributed research &
   development
  services                                       -             -         39,500
  Common stock issuable for services             -             -         12,500
  Changes in operating assets and
   liabilities:
      Prepaid expenses                       4,000       (16,000)           (61)
      Deposits                                   -        (7,231)        (7,231)
      Accounts payable                        (152)            -         33,309
      Accrued expenses                      18,495             -         59,934
      Deferred rent                           (130)          740          9,668
                                     -------------- ------------- --------------
  Net cash used in operating
   activities                              (37,002)      (28,204)      (190,321)
                                     -------------- ------------- --------------
Cash flows from Investing
 activities:
  Purchase of property                           -        (2,000)       (30,709)
                                     -------------- ------------- --------------
  Net cash used in investing
   activities                                    -        (2,000)       (30,709)
                                     -------------- ------------- --------------
Cash flows from Financing
 activities:
Proceeds from officer loans                  3,838        58,068        110,891
Repayment of officer loans                 (15,400)            -        (23,443)
Repayment of note payable                     (570)            -         (2,077)
Proceeds from sale of common stock          49,725        97,947        137,456
                                     -------------- ------------- --------------
Net cash provided by financing
 activities                                 37,593       156,015        222,827
                                     -------------- ------------- --------------
Net increase in cash                           591       125,811          1,797
Cash, beginning of period                    1,206             -              -
                                     -------------- ------------- --------------
Cash, end of period                  $       1,797  $    125,811  $       1,797
                                     ============== ============= ==============

Supplemental disclosures of cash
 flow information
  Cash paid during the period for:
    Interest paid                    $       2,629  $          -  $       7,523
                                     ============== ============= ==============
    Income taxes paid                $           -  $          -  $           -
                                     ============== ============= ==============
Supplemental schedule of non-cash
 investing and financing activities
    Officer's payment of intangible
     costs                           $           -  $          -  $       1,375
                                     ============== ============= ==============
    Acquisition of property through
     issuance of long-term debt      $           -  $          -  $      23,905
                                     ============== ============= ==============

See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

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

The UNS Infotainment Systems technology combines the Company's proprietary GPS system with aerial photographs, and audio and video communications capabilities for internet, e-mail, text messaging and similar functions available on many cellular telephones for use in passenger, commercial and governmental agency vehicles.

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

Summary of Significant Accounting Policies
------------------------------------------

Basis of presentation of interim financial statements

The Company is presented as in the development stage from inception through July 31, 2009. To-date, the Company's business activities during its development stage consist solely of corporate formation, technology acquisition, and raising capital.

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. Accordingly, these interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K/A for the year ended April 30, 2009.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the three-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------


Summary of Significant Accounting Policies (continued)
------------------------------------------------------

Use of estimates (continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates used in the preparation of these consolidated financial statements. Significant estimates in the accompanying consolidated financial statements include the estimation of depreciable lives and valuation of property and equipment, valuation of intangible assets, valuation of common stock issued for services, valuation of non-cash contributed services, and deferred income tax valuation allowance.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Principles of Consolidation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of the Company and its subsidiary, Global UNS Labs, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In April 2009, the FASB released FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods, effective for reporting periods ending after June 15, 2009. We have incorporated required disclosures effective for the July 31, 2009, consolidated financial statements with no effect on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. SFAS 165 is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in financial statements. Among other things, this statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have incorporated required disclosures effective for

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies (continued)
------------------------------------------------------

Recent Accounting Pronouncements (continued)

the July 31, 2009 financial statements, which has had no effect on our financial position, results of operations or of cash flows.


--------------------------------------------------------------------------------
Note 2 - Going Concern
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the three months ended July 31, 2009 the Company had a net loss of $103,715 and net cash used in operations of $37,002. In addition, as of July 31, 2009 the Company was a development stage company with no revenues and a deficit accumulated during the development stage of $505,068.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan.

Management's plan in this regard, include completing product development, generating marketing agreements with product distributors and raising additional funds through a private placement offering of Company common stock within the first and second quarters of fiscal 2010.

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.


--------------------------------------------------------------------------------
Note 3 - Concentrations
--------------------------------------------------------------------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded federally insured limits. As of July 31, 2009, there were no amounts in excess of FDIC insured limits.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 4 - Property and equipment
--------------------------------------------------------------------------------

Property and equipment consisted of the following:

                                                  July 31, 2009
                                                   (unaudited)   April 30, 2009
                                                 --------------- ---------------

Office furniture and equipment                   $        33,423 $        33,423
Computer equipment                                        17,328          17,328
Telephone                                                  3,863           3,863
                                                 --------------- ---------------
                                                          54,614          54,614

Less: accumulated depreciation                             8,245           5,995
                                                 --------------- ---------------

Property and equipment, net                      $        46,369 $        48,619
                                                 =============== ===============

Depreciation expense was $2,250 during the three month period ended July 31, 2009 and $5,995 during the year ended April 30, 2009.

--------------------------------------------------------------------------------
Note 5 - Note Payable
--------------------------------------------------------------------------------

Note payable consisted of the following:

                                                  July 31, 2009
                                                   (unaudited)   April 30, 2009
                                                 --------------- ---------------
Note payable - furniture payable in monthly
installments for principal and interest of
$1,600 through February 2011 with a final
payment of $5,000 due by February 28, 2011.
The debt is secured by the furniture acquired.   $        21,828 $        22,398

Less: current maturity                                     9,520           7,753
                                                 --------------- ---------------
Long-term debt                                   $        12,308 $        14,645
                                                 =============== ===============

Interest expense was $3,626 during the three month period ended July 31, 2009 and $11,334 during the year ended April 30, 2009.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 5 - Note Payable (continued)
--------------------------------------------------------------------------------

Future maturities of long-term debt are as follows for the periods ending July
31:

                                                                    Total
                                                               ---------------
                      2010                                     $        12,308
                      2011                                               9,520
                                                               ---------------
                                Total                          $        21,828
                                                               ===============

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

On July 15, 2008, the Company entered into a sub-lease agreement with an affiliate entity whose President is also the Chairman of our Company, for its corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. Deferred rent aggregated $9,668 as of July 31, 2009. The lease required a security deposit of $7,231.

As of July 31, 2009, the Company owed one of its officers an aggregate of $88,823, which was comprised of initial startup costs, cash advances and other expenses the officer paid on behalf of the Company net of repayments. The balance of the Due to Officer account bears interest at a rate of 5%. Total accrued interest as of July 31, 2009, amounted to $4,305 and is included in "Due to officer - related party" in the accompanying consolidated financial statements.


--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

Capital structure

On April 14, 2008, the Company was originally incorporated with 500,000,000 shares of common stock authorized with a $.0001 par value and 500,000,000 shares of preferred stock with a $.0001 par value. Subsequently, on July 17, 2008, the Company amended its articles to 100,000,000 shares of common stock authorized with a $.0001 par value and 50,000,000 shares of preferred stock with a $.0001 par value.

All references in the accompanying unaudited consolidated financial statements to the number of common and preferred shares, par values and per share amounts have been retroactively adjusted to reflect these amendments.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (Deficit) (continued)
--------------------------------------------------------------------------------


Shares issued for cash

During the period from May 1, 2009 through July 31, 2009, the Company issued 542,000 shares of its common stock at $0.10 per share in a private placement, raising $51,725, net of $2,475 of associated offering costs. Additionally, the Company had subscribed for, as of July 31, 2009, an additional 20,000 shares of its common stock for $2,000 which is included in the accompanying consolidated balance sheets as other receivable as the amounts were received during the first week of August.

Issuance of Common Stock for Services - Employment Agreement

Effective May 2, 2009, the Company entered into an employment agreement with an individual which provides for cash compensation upon the Company successfully raising a predetermined amount of capital. The agreement also provides an execution bonus of 60,000 vested shares of Company common stock. The stock was valued at $0.10, based on the contemporaneous cash sale price, resulting in a total valuation and expense of $6,000.

Issuance of Common Stock for Services - Legal agreement

In May 2009, the company entered into an agreement requiring it to issue 300,000 common shares of its common stock in exchange for legal services for fiscal year ending April 30, 2010. The shares are issuable quarterly in advance. 75,000 shares were issued during the quarter ended July 31, 2009 pursuant to this agreement. The stock valued at $.10 or $7,500 based on the contemporaneous cash sale price.

Contributed capital

For the three months ended July 31, 2009, the Company's Chairman of the board and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $28,750, based upon an existing compensation contract with the director in which he has forgiven payments until such time as the Company has sufficient operating funds. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to
Additional Paid in Capital in these accompanying consolidated financial statements. The agreement is renewable for additional five year periods, subject to certain conditions, and the initial fee is refundable to the distributor if certain minimum quotas are met.

--------------------------------------------------------------------------------
Note 8 - Commitments and Contingencies
--------------------------------------------------------------------------------


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

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
              Condensed Notes to Consolidated Financial Statements
                  Three Months Ended July 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 8 - Commitments and Contingencies (continued)
--------------------------------------------------------------------------------

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

Guarantee and Share Pledge Agreement

Pursuant to a Guarantee and Share Pledge agreement dated May 12, 2009, the Company's Chairman guarantees the payment of a Company account payable aggregating $12,000 as of April 30, 2009 by the extended due date, February 2, 2010. As security for the Company's liability, the Company's Chairman pledges a first security interest in all of the rights, title, and interest in and to 1,000,000 shares of Company's Common Stock owned by the Company's Chairman.

--------------------------------------------------------------------------------
Note 9 - Subsequent Events
--------------------------------------------------------------------------------


Issuance of Common stock for Cash

Subsequent to July 31, 2009, the Company issued 30,000 shares of its common stock at 0.10 per share in a private placement raising an aggregate of $3,000.

Issuance of Common Stock for Services - Legal agreement

In August 2009, the company is required to issue 75,000 shares of its common stock in exchange for legal services for quarter ending October 31, 2009. These shares will be issued in the second quarter of 2010.

Management evaluated all activity of the Company through October 15, 2009 (the issue date of the Company's consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations
---------------------

We have generated no revenues during the period from inception on April 14, 2008 to July 31, 2009.

Development stage operating expenditures during the period from inception on April 14, 2008 to July 31, 2009 were $505,068, which consisted of general and administrative expenses related to our formation and legal, accounting and other start-up costs of $226,769, compensation expense of $219,746, and research and development expense of $39,500.

Other expenses aggregated $19,053 (net) and consisted primarily of interest expense of $19,265.

Liquidity and Capital Resources
-------------------------------

Our principal capital resources have been acquired through the sale of $137,456 of our common stock, net of offering costs and net advances from our founder aggregating $87,448.

At July 31, 2009, we had total assets of $58,008 consisting of cash, prepaid expenses, property and equipment, deposits and intangibles.

At July 31, 2009, our total liabilities were $213,562, consisting primarily of accounts payable of $33,309, accrued compensation of $52,497, amounts due to officer aggregating $88,823, and a note payable of $21,828.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

                                                            Time After
                              Expected Manner of            Receiving
                              Occurrence or                 Funding When Step
                              Method of                     Should be
Milestone or Step             Achievement                   Accomplished                     Cost of Completion
-------------------------     -------------------------     -------------------------     -------------------------
Purchase office furniture     Hire employees and begin              2 Months
      and computers                    training                                           $                  60,000

Software from Microsoft          Locate appropriate                2-3 Months
    and GIS software           vendors to purchase the
   providers including            software's needed.
    Advance Graphics
 Corporate editions from
 Maya, Adobe, and others.                                                                 $                 470,000

Formation and set up of       Find and lease location               4 Months
   company and lab in           for company offices &
        Taiwan ROC               laboratory purchase
                                 equipment, and hire
                                      employees.
Contract out the various      Choose among the 30 OEM               5 Months
  Components needed in         factories those that can
    creating the UIS           produce the UIS Hardware
  Hardware in Taiwan ROC          in our time table.                                      $                 540,000

Start Operations on the           Sign Imagery and                 2-4 Months                     $ 647,385
 development of the North      Navigable Data contracts                                    (This cost covers staff
  America module of UIS          with vendors, begin                                          labor on the USA
                                      processing                                               images and USA
                                                                                              office expenses)

  Start Marketing Phase       Develop Sales Materials,              6 Months
                                 Start Mailings and
                                Product Presentations                                     $                 450,000


  Begin testing of the           Test hardware and                  7 Months
          North                 software, prepare the
   America UIS Module           UIS calling centers,
                               field test UIS, present
                                   UIS to the OEMs.                                       $                  10,000

  Begin production of            Test Hardware Load                6-7 months
 Hardware for the Middle       software and deliver to
      East in Taiwan               the Distributor
                                 In the Middle East                                       $               1,368,000

Order UIS Hardware from        Finish and Ship UIS to               8 Months
   UISC TW for the USA                   USA
 market, begin by placing     Work with distributors -
   3,000 units in the           set the logistics for
     market via pre-              the distribution                                            Cost for initial
 contracted Electronics         Channel, begin trade                                             3000 Units
       Distributors            shows presence, media,                                        To USA expected at:
                                and print advertising.                                           $2,750,000

 Contract with national          Offers premiums in                 6 Months
   brands distributors         marketing and sales to
                               each major Electronics
                                 Distributor in each
                                State so that market
                               penetration be achieved.                                   $                 100,000

Cash Requirements
-----------------

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities and the public sales of equity securities. At July 31, 2009, our Chairman had net advances to us aggregating $87,448. He has indicated that he does not intend to make additional advances to us in the future. These funds were obtained by him through loans from his parents pursuant to an oral agreement which bears no interest and is repayable as mutually agreed with no due date. However, the advances from our Chairman to us bear interest at the rate of 5%, and thus our Chairman will receive additional compensation as a result. At July 31, 2009, the accrued interest owed our Chairman was 4,305.

We are a development stage company. We have generated no revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $200,000 to $250,000 to remain in business during the next 12 months with minimal operations, we need approximately $6,395,385 during the next 12 months to implement our business plan as described above. The Company is in the process of attempting to raise an additional $200,000 through the sale of its common stock in a private placement offering. The offering is scheduled to run through November 30, 2009. If the offering is successful and the targeted equity goal is raised, this additional funding will permit us to sustain minimal operations until approximately August, 2010. We have no agreement, commitment or understanding to secure any such funding from any other source.

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

Commitments
-----------

On July 15, 2008, we entered into a sub-lease agreement with Universal Global Corp. whose President is Emanuel Pavlopoulos, our Chairman, for corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. The lease required a $7,231 security deposit. The landlord has orally agreed to allow us to assume the obligations under the lease directly following the dissolution of Universal Global Corp.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer/ principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer/principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

In addition, our management with the participation of our Principal Executive Officer/Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended July 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of
1934) reasonably likely to materially affect, our internal control over financial reporting.


PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)     Unregistered Sales of Equity Securities.
        ----------------------------------------

From May 1st, 2009 to July 31st, 2009, the Company sold 542,000 common shares for net proceeds of 51,725 and company issued 135,000 common shares for services rendered.

(b)     Use of Proceeds.
        ----------------

From May 1st, 2009 to July 31st, 2009 Registrant used sale of common share proceeds for general operating purposes.

Item 3. Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended July 31, 2009.


Item 5.  Other Information.

Not applicable.


Item 6.  Exhibits.

(a) Exhibits.

Exhibit
No.       Document Description
-------   --------------------

31.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



---------------------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Infotainment Systems Corporation

SIGNATURE                     NAME                          TITLE                           DATE
----------------------------- ----------------------------- ------------------------------  ------------------------
/s/ Emanuel G. Pavlopoulos    Emanuel G. Pavlopoulos        Chairman                        10/16/09
----------------------------- ----------------------------- ------------------------------  ------------------------
/s/ James Clark Beattie       James Clark Beattie           CEO, Principal Executive        10/16/09
                                                            Officer, Principal Financial
                                                            Officer/principal Accounting
                                                            Officer
----------------------------- ----------------------------- ------------------------------  ------------------------

                                  EXHIBIT INDEX

Exhibit
No.       Document Description
-------   --------------------

31.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



---------------------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.