Form 10-Q
period 2009-10-31
UNIVERSAL INFOTAINMENT SYSTEMS CORP
filed 2009-12-21
CIK 1444914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the quarterly period ended October 31, 2009

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
Yes |_| No |X|

As of December 21st, 2009 there were 29,564,246 shares issued and outstanding of the registrant's common stock.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                         2-13
Item 1.   Financial Statements.                                         2-13
Item 2.   Management's Discussion and Analysis or Plan of Operation.      14
Item 3.   Quantitative and Qualitative Disclosure about Market Risk       18
Item 4.   Controls and Procedures.                                        18
PART II -- OTHER INFORMATION                                              19
Item 1.   Legal Proceedings.                                              19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.    19
Item 3.   Defaults Upon Senior Securities                                 21
Item 4.   Submission of Matters to a Vote of Security Holders.            21
Item 5.   Other Information.                                              21
Item 6.   Exhibits.                                                       21

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

           UNIVERSAL INFOTAINMENT SYSTEMS CORPORATION AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 (UNAUDITED)

                               TABLE OF CONTENTS



                                                                          Page
                                                                          ----


Consolidated Balance Sheets at October 31, 2009 (unaudited)
and April 30, 2009                                                          2

Consolidated Statements of Operations for the three and six
months ended October 31, 2009 and 2008 (unaudited) and the period
from April 14, 2008 (Inception) to October 31, 2009 (unaudited)           3 - 4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the six months ended October 31, 2009 (unaudited) and the period
from April 14, 2008 (Inception) to October 31, 2009 (unaudited)             5

Consolidated Statements of Cash Flows for the six months ended
October 31, 2009 and 2008 (unaudited) and the period from April 14,
2008 (Inception) to October 31, 2009 (unaudited)                            6

Condensed Notes to Consolidated Financial Statements (unaudited)          7 - 13


               Universal Infotainment Systems Corporation and Subsidiary
                             (a development stage company)
                              Consolidated Balance Sheets

                               ASSETS
                                                                      October 31, 2009
                                                                         (unaudited)      April 30, 2009
                                                                      -----------------  -----------------
Current assets
  Cash                                                                $         10,000   $          1,206
  Prepaid expenses                                                                  61              4,061
                                                                      -----------------  -----------------

     Total current assets                                                       10,061              5,267

Property and equipment, net                                                     49,429             48,619

Other assets
Deposits                                                                         7,231              7,231
Intangibles                                                                        550                550
                                                                      -----------------  -----------------

    Total other assets                                                           7,781              7,781
                                                                      -----------------  -----------------

    Total assets                                                      $         67,271   $         61,667
                                                                      =================  =================


            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
  Current maturity of note payable                                    $         11,657   $          7,753
  Accounts payable                                                              47,710             33,461
  Accrued compensation                                                          69,996             34,998
  Accrued interest                                                               8,282              6,441
  Other current liabilities                                                      2,000                  -
  Due to officer - related party                                                81,076            100,385
                                                                      -----------------  -----------------

    Total current liabilities                                                  220,721            183,038

Note payable, less current maturity                                              9,531             14,645
Deferred rent                                                                    9,538              9,798
                                                                      -----------------  -----------------

    Total liabilities                                                          239,790            207,481
                                                                      -----------------  -----------------

Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
    no shares issued and outstanding at October 31, 2009                             -                  -
    and April 30, 2009, respectively
  Common stock, $0.0001 par value; 100,000,000 shares authorized;
    29,244,246 and 28,557,246 shares issued and outstanding at                   2,925              2,856
    October 31, 2009 and April 30, 2009, respectively
  Common stock Issuable, 570,000 and 125,000 shares at
    October 31, 2009 and April 30, 2009, respectively                               56                 12
  Additional Paid in Capital                                                   419,953            252,671
  Deficit accumulated during the development stage                            (595,453)          (401,353)
                                                                      -----------------  -----------------

    Total stockholders' equity (deficit)                                      (172,519)          (145,814)
                                                                      -----------------  -----------------

    Total liabilities and stockholders' deficit                       $         67,271   $         61,667
                                                                      =================  =================

                See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements



           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
                      Consolidated Statements of Operations

                                                       Three Months Three Months
                                                          Ended        Ended
                                                       October 31,  October 31,
                                                           2009         2008
                                                       (unaudited)  (unaudited)
                                                       ------------ ------------

Revenues                                               $         -  $         -

Operating expenses
  General and administrative expenses                       39,711      102,672
  Compensation expense                                      46,249       33,000
                                                       ------------ ------------

    Total operating expenses                                85,960      135,672
                                                       ------------ ------------

Loss from operations                                       (85,960)    (135,672)

Other income (expense)
  Interest income                                                -           49
  Interest expense                                          (4,425)      (4,205)
                                                       ------------ ------------

    Total other (expense)                                   (4,425)      (4,156)
                                                       ------------ ------------

Net loss                                               $   (90,385) $  (139,828)
                                                       ============ ============



Basic and diluted net loss per share                   $         -  $         -
                                                       ============ ============

Basic and diluted weighted average
  common shares outstanding                             29,615,007   28,557,246
                                                       ============ ============

See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements

                 Universal Infotainment Systems Corporation and Subsidiary
                              (a development stage company)
                          Consolidated Statements of Operations

                                                                                    Period from
                                              Six Months         Six Months          April 14,
                                                Ended              Ended         2008 (Inception)
                                             October 31,        October 31,       to October 31,
                                                 2009               2008               2009
                                             (unaudited)        (unaudited)         (unaudited)
                                           ----------------   ----------------   -----------------

Revenues                                   $             -    $             -    $              -

Operating expenses
  General and administrative expenses               86,391            108,577             266,480
  Compensation expense                              98,498             61,996             265,995
  Research and Development expense                       -                  -              39,500
                                           ----------------   ----------------   -----------------

    Total operating expenses                       184,889            170,573             571,975
                                           ----------------   ----------------   -----------------

Loss from operations                              (184,889)          (170,573)           (571,975)

Other income (expense)
  Interest income                                        -                 49                  57
  Interest expense                                  (9,211)            (4,730)            (23,690)
  Miscellaneous income                                   -                155                 155
                                           ----------------   ----------------   -----------------

    Total other (expense)                           (9,211)            (4,526)            (23,478)
                                           ----------------   ----------------   -----------------

Net loss                                   $      (194,100)   $      (175,099)   $       (595,453)
                                           ================   ================   =================



Basic and diluted net loss per share       $         (0.01)   $         (0.01)   $          (0.02)
                                           ================   ================   =================

Basic and diluted weighted average
  common shares outstanding                     29,357,121         28,192,216          28,721,692
                                           ================   ================   =================

           See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements



                                     Universal Infotainment Systems Corporation and Subsidiary
                                                   (a development stage company)
                                Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                 For the Periods from April 14, 2008 (Inception) to April 30, 2008, the Year Ended April 30, 2009, the Six Months Ended October 31, 2009 (unaudited)
                                and from April 14, 2008 (Inception) to October 31, 2009 (unaudited)
                                                                                                             Deficit
                                                                                                           Accumulated     Total
                                                   Common Stock Issued   Common Stock Issuable  Additional   During    Stockholders'
                                                   -------------------- -----------------------  Paid In   Development    Equity
                                                     Shares    Amount    Shares      Amount      Capital      Stage      (Deficit)
                                                   ---------- --------- --------- ------------- ---------- ----------- -------------

Balance at April 14, 2008 (Inception)                       - $       -        -  $          -    $      -  $       -     $       -

Net loss, April 14, 2008 (Inception) through
  April 30, 2008                                            -         -        -             -           -       (510)         (510)

                                                   ---------- --------- --------- ------------- ---------- ----------- -------------

Balance at April 30, 2008                                   -         -        -             -           -       (510)         (510)

Issuance of common stock for cash, net             25,954,460     2,596        -             -      85,135          -        87,731

Issuance of common stock for services               2,602,786       260        -             -         548          -           808

Common stock issuable for services                          -         -  125,000            12      12,488          -        12,500

Valuation of Officer's contributed services                 -         -        -             -     115,000          -       115,000

Valuation of contributed research and
  development services                                      -         -        -             -      39,500          -        39,500

Net loss, year ended April 30, 2009                         -         -        -             -           -   (400,843)     (400,843)

                                                   ---------- --------- --------- ------------- ---------- ----------- -------------

Balances at April 30, 2009                         28,557,246 $   2,856  125,000  $         12    $252,671  $(401,353)    $(145,814)
                                                   ========== ========= ========= ============= ========== =========== =============

Issuance of common stock for cash, net                542,000        54  380,000            38      88,803          -        88,895

Issuance of common stock for services                 135,000        14   75,000             7      20,979          -        21,000

Issuance of previously issuable shares for services    10,000         1  (10,000)           (1)          -          -             -

Valuation of Officer's contributed services                 -         -        -             -      57,500          -        57,500

Net loss, six months ended October 31, 2009                 -         -        -             -           -   (194,100)     (194,100)

                                                   ---------- --------- --------- ------------- ---------- ----------- -------------

Balances at October 31, 2009 (unaudited)           29,244,246 $   2,925  570,000  $         56    $419,953  $(595,453)    $(172,519)
                                                   ========== ========= ========= ============= ========== =========== =============

                                 See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements



                      Universal Infotainment Systems Corporation and Subsidiary
                                    (a development stage company)
                               Consolidated Statements of Cash Flows

                                                                                                      Period from
                                                                                                       April 14,
                                                              Six Months          Six Months        2008 (Inception)
                                                                 Ended              Ended                  to
                                                              October 31,        October 31,          October 31,
                                                                 2009                2008                 2009
                                                              (unaudited)        (unaudited)          (unaudited)
                                                          ------------------- ------------------  --------------------

Cash flows from Operating activities:
  Net loss                                                $         (194,100) $        (175,099)  $          (595,453)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Depreciation                                                         4,840              1,736                10,835
  Impairment of intangibles                                                -                825                   825
  Common stock issued for services                                    21,000                808                21,808
  Officer's non-cash contributed services                             57,500             57,500               172,500
  Non-cash contributed research & development
    services                                                               -                  -                39,500
  Common stock issuable for services                                       -                  -                12,500
  Changes in operating assets and liabilities:
    Prepaid expenses                                                   4,000             (4,061)                  (61)
    Deposits                                                               -             (7,231)               (7,231)
    Accounts payable                                                  14,249             10,600                47,710
    Accrued expenses & other current liabilities                      38,839              1,353                80,278
    Deferred rent                                                       (260)            10,057                 9,538
                                                          ------------------- ------------------  --------------------

  Net cash used in operating activities                              (53,932)          (103,512)             (207,251)
                                                          ------------------- ------------------  --------------------

Cash flows from Investing activities:
  Purchase of property                                                (5,650)           (30,709)              (36,359)
                                                          ------------------- ------------------  --------------------

  Net cash used in investing activities                               (5,650)           (30,709)              (36,359)
                                                          ------------------- ------------------  --------------------

Cash flows from Financing activities:
  Proceeds from officer loans                                          5,320             58,718               112,373
  Repayment of officer loans                                         (24,629)            (8,043)              (32,672)
  Repayment of note payable                                           (1,210)              (998)               (2,717)
  Proceeds from sale of common stock, net                             88,895             97,947               176,626
                                                          ------------------- ------------------  --------------------

    Net cash provided by financing activities                         68,376            147,624               253,610
                                                          ------------------- ------------------  --------------------

Net increase in cash                                                   8,794             13,403                10,000

Cash, beginning of period                                              1,206                  -                     -
                                                          ------------------- ------------------  --------------------

Cash, end of period                                       $           10,000  $          13,403   $            10,000
                                                          =================== ==================  ====================


Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest paid                                         $            5,189  $               -   $            10,152
                                                          =================== ==================  ====================
    Income taxes paid                                     $                -  $               -   $                 -
                                                          =================== ==================  ====================

Supplemental schedule of non-cash investing and
  financing activities
    Officer's payment of intangible costs                 $                -  $               -   $             1,375
                                                          =================== ==================  ====================
    Acquisition of property through issuance
      of long-term debt                                   $                -  $          23,905   $            23,905
                                                          =================== ==================  ====================

                         See Accompanying Unaudited Condensed Consolidated Notes to Financial Statements



           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)


--------------------------------------------------------------------------------
Note 1 - Nature of Operations and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of Operations
--------------------

Universal Infotainment Systems Corporation (UISC, we, us, our or, the Company) is a Nevada corporation with its principal corporate offices in Naperville, Illinois. In April 2008, the Company acquired its completed UNS Infotainment Systems technology from an affiliated entity (Note 6) and is focusing its efforts on raising sufficient additional capital to allow it to enter into production agreements with potential manufacturing partners in order to begin the commercializing of its technology and products.

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

Summary of Significant Accounting Policies
------------------------------------------

Basis of presentation of interim financial statements

The Company is presented as in the development stage from inception through October 31, 2009. To-date, the Company's business activities during its development stage consist solely of corporate formation, technology acquisition, and raising capital.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the six-month period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard that became part of ASC Topic 855, "Subsequent Events". ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company's financial statements.

In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company's consolidated financial statements.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)

--------------------------------------------------------------------------------
Note 2 - Going Concern
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the six months ended October 31, 2009, the Company had a net loss of $194,100 and net cash used in operations of $53,932. In addition, as of October 31, 2009, the Company was a development stage company with no revenues and a deficit accumulated during the development stage of $595,453.

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

Management's plan in this regard, include completing product development, generating marketing agreements with product distributors and the additional funds received through a private placement offering of Company common stock during the first and second quarters of fiscal 2010.

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

--------------------------------------------------------------------------------
Note 3 - Concentrations
--------------------------------------------------------------------------------

Our financial instruments that are potentially exposed to credit risk consist primarily of cash. At certain times during the year our demand deposits held in banks exceeded federally insured limits. As of October 31, 2009, there were no amounts in excess of FDIC insured limits.

--------------------------------------------------------------------------------
Note 4 - Property and equipment
--------------------------------------------------------------------------------

Property  and  equipment  consisted  of  the  following:

                                                 October 31,
                                                     2009
                                                 (unaudited)     April 30, 2009
                                               --------------    ---------------
Office furniture and equipment                 $      33,423      $      33,423
Computer equipment                                    17,328             17,328
Telephone                                              3,863              3,863
Leasehold Improvements                                 5,650                  -
                                               --------------    ---------------
                                                      60,264             54,614

Less: accumulated depreciation                        10,835              5,995
                                               --------------    ---------------

Property and equipment, net                    $      49,429      $      48,619
                                               ==============    ===============

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)

-------------------------------------------------------------------------------
Note 4 - Property and equipment (Continued)
-------------------------------------------------------------------------------

Depreciation expense was $4,840 during the six month period ended October 31, 2009 and $5,995 during the year ended April 30, 2009.

-------------------------------------------------------------------------------
Note 5 - Note Payable
-------------------------------------------------------------------------------
Note  payable  consisted  of  the  following:

                                                 October 31,
                                                     2009
                                                 (unaudited)      April 30, 2009
                                               --------------    ---------------
Note payable - furniture payable in monthly
installments for principal and interest of
$1,600 through February 2011 with a final
payment of $5,000 due by February 28, 2011.
The debt is secured by the furniture acquired.  $     21,188      $      22,398

Less: current maturity                                11,657              7,753
                                               --------------    ---------------

Note payable, less current maturity             $      9,531      $      14,645
                                               ==============    ===============

Interest expense was $7,031 during the six month period ended October 31, 2009 and $11,334 during the year ended April 30, 2009.

Future maturities of long-term debt are as follows for the periods ending October 31:

                                                                     Total
                                                               -----------------

                                       2010                     $         11,668
                                       2011                                9,520
                                                               -----------------
                                            Total               $         21,188
                                                               =================

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

On July 15, 2008, the Company entered into a sub-lease agreement with an affiliate entity whose President is also the Chairman of our Company, for its corporate offices under terms of a non-cancelable operating lease. The lease term is from July 16, 2008 through October 31, 2013 and requires an escalating monthly lease payment over the term of the lease ranging from $3,149 to $3,615. Deferred rent aggregated $9,538 as of October 31, 2009. The lease required a security deposit of $7,231.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)


--------------------------------------------------------------------------------
Note 6 - Related Party Transactions (Continued)
--------------------------------------------------------------------------------

As of October 31, 2009, the Company owed one of its officers an aggregate of $81,076, which was comprised of initial startup costs, cash advances and other expenses the officer paid on behalf of the Company net of repayments. The balance of the Due to Officer account bears interest at a rate of 5%. Total accrued interest as of October 31, 2009, amounted to $5,325 and is included in "Due to officer - related party" in the accompanying consolidated financial statements.

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

Shares issued for cash

During the period from May 1, 2009 through October 31, 2009, the Company issued 922,000 shares of its common stock at $0.10 per share in a private placement, raising $88,895, net of $3,305 of associated offering costs.

Issuance of Common Stock for Services - Employment Agreement

Effective May 2, 2009, the Company entered into an employment agreement with an individual, which provides for cash compensation upon the Company successfully raising a predetermined amount of capital. The agreement also provides an execution bonus of 60,000 vested shares of Company common stock. The stock was valued at $0.10, based on the contemporaneous cash sale price, resulting in a total valuation and expense of $6,000.

Issuance of Common Stock for Services - Legal agreement

In May 2009, the company entered into an agreement requiring it to issue 300,000 common shares of its common stock in exchange for legal services for fiscal year ending April 30, 2010. The shares are issuable quarterly in advance. 150,000 shares were issued during first and second quarters of fiscal 2010 pursuant to this agreement. The stock valued at $.10 or $15,000 based on the contemporaneous cash sale price.

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)


--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (Deficit) (Continued)
--------------------------------------------------------------------------------

Contributed capital

For the six months ended October 31, 2009, the Company's Chairman of the board and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $57,500, based upon an existing compensation contract with the director in which he has forgiven payments until such time as the Company has sufficient operating funds. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Additional Paid in Capital in these accompanying consolidated financial statements. The agreement is renewable for additional five-year periods, subject to certain conditions, and the initial fee is refundable to the distributor if certain minimum quotas are met.

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

           Universal Infotainment Systems Corporation and Subsidiary
                         (a development stage company)
         Condensed Notes to Unaudited Consolidated Financial Statements
                 Six Months Ended October 31, 2009 (unaudited)


Note 9 - Subsequent Events
--------------------------
Issuance of Common Stock for Services - Legal agreement

In November 2009, the company is required to issue 75,000 shares of its common stock in exchange for legal services for quarter ending January 31, 2010. These shares will be issued in the third quarter of 2010.

Management evaluated all activity of the Company through December 21, 2010 (the issue date of the Company's consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements
--------------------------

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

Since our inception, we have devoted our activities to the following:

  - Securing our agreements with the necessary third party data providers with regards to our Product
  -     Developing our marketing strategy
  -     Created our prototype hardware equipment necessary to the UIS concept
  - Securing the required manufacturing planning and implementation of our proprietary hardware in Taiwan ROC
  -     Determining  the  market  for  our  products  and  our   manufacturing
        activities;
  -     Developing a marketing plan; and
  -     Networking and indentifying future customers and projects.

Results of Operations
---------------------

We have generated no revenues during the period from inception on April 14, 2008 to October 31, 2009.

Development stage operating expenditures during the period from inception on April 14, 2008 to October 31, 2009 were $595,453, which consisted of general and administrative expenses related to our formation and legal, accounting and other start-up costs of $266,480, compensation expense of $265,995, and research and development expense of $39,500.

Other expenses aggregated $23,478 (net) and consisted primarily of interest expense of $23,690.

Liquidity and Capital Resources
-------------------------------

Our principal capital resources have been acquired through the sale of $176,626 of our common stock, net of offering costs and net advances from our founder aggregating $81,076.

At October 31, 2009, we had total assets of $67,271 consisting of cash, prepaid expenses, property and equipment, deposits and intangibles.

At October 31, 2009, our total liabilities were $239,790, consisting primarily of accounts payable of $47,710, accrued compensation of $69,996, amounts due to officer aggregating $81,076, and a note payable of $21,188.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

                                                          Time After
                                                          Receiving
                            Expected Manner of            Funding When
                            Occurrence or                  Step
                            Method of                     Should be
Milestone or Step           Achievement                   Accomplished   Cost of Completion
--------------------------- ----------------------------- -------------- -------------------
Purchase office furniture     Hire employees and begin       2 Months
       and computers                   training                          $            60,000

Software from Microsoft and  Locate appropriate vendors to   2-3 Months
  GIS software providers       purchase the software's
 including Advance Graphics            needed.
  Corporate editions from
  Maya, Adobe, and others.                                               $           470,000

 Formation and set up of    Find and lease location for      4 Months
 company and lab in Taiwan   company offices & laboratory
            ROC              purchase equipment, and hire
                                      employees.
 Contract out the various     Choose among the 30 OEM        5 Months
   Components needed in       factories those that can
 creating the UNS Hardware   produce the UNS Hardware in
       in Taiwan ROC               our time table.                       $           540,000

 Start Operations on the     Sign Imagery and Navigable     2-4 Months        $ 647,385
 development of the North    Data contracts with vendors,                (This cost covers
   America module of UNS           begin processing                             staff
                                                                          labor on the USA
                                                                           images and USA
                                                                          office expenses)

   Start Marketing Phase      Develop Sales Materials,       6 Months
                             Start Mailings and Product
                                    Presentations                        $           450,000
Begin testing of the North  Test hardware and software,      7 Months
    America UNS Module         prepare the UNS calling
                              centers, field test UNS,
                               present UNS to the OEMs.                  $            10,000

   Begin production of      Test Hardware Load software     6-7 months
  Hardware for the Middle        and deliver to the
       East in Taiwan                Distributor
                                 In the Middle East                      $         1,368,000

 Order UNS Hardware from     Finish and Ship UNS to USA      8 Months
    UISC TW for the USA     Work with distributors - set
 market, begin by placing       the logistics for the                     Cost for initial
 3,000 units in the market   distribution Channel, begin                     3000 Units
    via pre-contracted       trade shows presence, media,                To USA expected at:
  Electronics Distributors      and print advertising.                       $2,750,000

  Contract with national    Offers premiums in marketing     6 Months
    brands distributors        and sales to each major
                             Electronics Distributor in
                              each State so that market
                               penetration be achieved.                  $           100,000

Cash Requirements
-----------------

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities and the public sales of equity securities. At October 31, 2009, our Chairman had net advances to us aggregating $81,076. He has indicated that he does not intend to make additional advances to us in the future. These funds were obtained by him through loans from his parents pursuant to an oral agreement which bears no interest and is repayable as mutually agreed with no due date. However, the advances from our Chairman to us bear interest at the rate of 5%, and thus our Chairman will receive additional compensation as a result. At October 31, 2009, the accrued interest owed our Chairman was $5,325.

We are a development stage company. We have generated no revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $200,000 to $250,000 to remain in business during the next 12 months with minimal operations, we need approximately $6,395,385 during the next 12 months to implement our business plan as described above. The Company raised net, $176,626 through the sale of its common stock in a recent private placement offering. The placement is scheduled to run through November 30, 2009. This additional funding will permit us to sustain minimal operations until approximately February, 2010. We have no agreement, commitment or understanding to secure any such funding from any other source.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

In addition, our management with the participation of our Principal Executive Officer/Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended October 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  Unregistered Sales of Equity Securities.

From May 1st, 2009 to October 31, 2009, the Company sold 922,000 common shares to 42 U.S. and 0 non U.S investors at a price of $0.10 per share for proceeds of $88,895 and the company issued 210,000 common shares for services rendered to 2 U.S. and 0 non U.S service providers which we valued at a price of $0.10 per share based upon recent cash sales.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

     - None of these issuances involved underwriters, underwriting discounts or commissions.
     - Restrictive legends were and will be placed on all certificates issued as described above.
     -     The distribution did not involve general solicitation or advertising.
     - The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

     - None of these issuances involved underwriters, underwriting discounts or commissions;
     - We placed Regulation S required restrictive legends on all certificates issued;
     - No offers or sales of stock under the Regulation S offering were made to persons in the United States;
     - No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

     -     Access to all our books and records.
     - Access to all material contracts and documents relating to our operations.
     - The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b) Use of Proceeds.

During the fiscal quarter ended October 31, 2009, we used sale of common share proceeds for general operating purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant did not submit any matters to a vote of its security holders during the six-months ended October 31, 2009.

ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS.

(a) Exhibits.

Exhibit
No.         Document Description
-------     --------------------

31.1 CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. *

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Infotainment Systems Corporation

SIGNATURE                   NAME                    TITLE          DATE

/s/ Emanuel G. Pavlopoulos  Emanuel G. Pavlopoulos  Chairman       12/21/09

/s/ James Clark Beattie     James Clark Beattie     CEO,           12/21/09
                                                    Principal
                                                    Executive
                                                    Officer, Principal
                                                    Financial Officer/
                                                    Principal
                                                    Accounting Officer

                                  EXHIBIT INDEX

Exhibit
No.       Document Description
-------   --------------------

31.1 CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. *


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